Form 10-K
period 2025-12-31
SharkNinja, Inc.
filed 2026-03-02
CIK 1957132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 001-41754

SHARKNINJA, INC.
(Exact name of Registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-1738011 (I.R.S. Employer Identification No.)

89 A Street Needham, MA (Address of principal executive offices)	02494 (Zip Code)

(617) 243-0235
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.0001 par value per share	SN	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

    ☒ Large accelerated filer        ☐ Accelerated filer    ☐ Non-accelerated filer            ☐ Smaller reporting company    ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value of our ordinary shares held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $98.99 as reported by the New York Stock Exchange, was approximately $13,962,651,458. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers (as defined in Rule 3b-7 under the Exchange Act) and the beneficial owners of 5% or more of the registrant’s outstanding ordinary shares are the affiliates of the registrant.

The registrant had outstanding 141,242,859 ordinary shares as of February 19, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual General Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2025.

i

INTRODUCTION

Unless the context requires otherwise, (i) references to “SharkNinja,” the “Company,” “we,” “us” and “our” refer to (a) SharkNinja Global SPV, Ltd. (“SharkNinja SPV”) and its consolidated subsidiaries prior to the separation (as defined below) and (b) SharkNinja, Inc. and its consolidated subsidiaries after the completion of the separation, (ii) references to “JS Global” refer to JS Global Lifestyle Company Limited, SharkNinja’s parent prior to the completion of the separation and distribution, and its consolidated subsidiaries other than SharkNinja and SharkNinja’s subsidiaries and (iii) references to “Joyoung” refer to Joyoung Co., Ltd., a subsidiary of JS Global.

All references in this Annual Report on Form 10-K (“Annual Report”) to “$,” “US$,” “U.S.$,” “U.S. dollars,” “dollars” and “USD” mean U.S. dollars. The terms “United States” and the “U.S.” refer to the United States of America.

We report our financial statements in U.S. dollars and prepare our Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States (“GAAP”). We also report certain non-GAAP financial measures, which are derived from the amounts presented in the financial statements prepared under GAAP.

Certain amounts, percentages and other figures presented in this Annual Report have been subject to rounding adjustments. Accordingly, figures shown as totals, dollars or percentage amounts of changes may not represent the arithmetic summation or calculation of the figures that precede them.

MARKET AND INDUSTRY DATA

This Annual Report includes estimates regarding market and industry data. Unless otherwise indicated, information concerning our industry and the markets in which we operate, including our general expectations, market position, market opportunity and market size, are based on our management’s knowledge and experience in the markets in which we operate, together with currently available information obtained from various sources, including publicly available information, industry reports and publications, surveys, our retailers and consumers, trade and business organizations and other contacts in the markets in which we operate. Certain information is based on management estimates, which have been derived from third-party sources, as well as data from our internal research. For certain market share and brand ranking data, we rely upon the Circana Retail Tracking Service (“Circana”) data, which is based on brand-level dollar sales for the 52-week period ended January 3, 2026, unless expressed otherwise, and references to consecutive periods reflect the preceding 52-week time periods.

In presenting this information, we have made certain assumptions that we believe to be reasonable based on such data and other similar sources and on our knowledge of, and our experience to date in, the markets in which we operate. While we believe the estimated market and industry data included in this Annual Report is reliable, such information is inherently uncertain and imprecise. Market and industry data is subject to change and may be limited by the availability of raw data, the voluntary nature of the data gathering process and other limitations inherent in any statistical survey of such data. In addition, projections, assumptions and estimates of the future performance of the markets in which we operate are necessarily subject to uncertainty and risk due to a variety of factors, including those described in “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us. Accordingly, you are cautioned not to place undue reliance on such market and industry data or any other such estimates.

TRADEMARKS, SERVICE MARKS, COPYRIGHTS AND TRADENAMES

We own or otherwise have rights to the trademarks, service marks and copyrights, including those mentioned in this Annual Report, used in conjunction with the operation of our business. This Annual Report includes our own trademarks, which are protected under applicable intellectual property laws, as well as trademarks, service marks, copyrights and tradenames of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trademarks, service marks, copyrights or tradenames to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Solely for convenience, trademarks, tradenames and service marks referred to in this Annual Report may appear without the ®,™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, tradenames and service marks.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTORS SUMMARY

This Annual Report contains forward-looking statements that reflect our current views with respect to, among other things, future events and our future business, financial condition, results of operations and prospects. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or phrases or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not statements of historical fact, and are based on current expectations, estimates and projections about our business and industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, which you should consider and read carefully, including but not limited to:

Risks Related to Our Business, Operations and Industry
•Our business depends on maintaining and strengthening our brands to generate and maintain ongoing demand for our products, and a significant reduction in such demand, or misuse by licensees of our brands, could harm our business, financial condition and results of operations.
•We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
•Our net sales and profits depend on the level of consumer spending on our products, which is sensitive to general economic conditions and other factors; during a downturn in the economy, consumer purchases of discretionary items may be adversely affected, which could materially harm our business, financial condition and results of operations.
•We participate in highly competitive markets, and we may not be able to compete successfully, causing us to lose market share and sales.
•We rely principally on suppliers, and problems with, or loss of, our suppliers or an inability to obtain raw materials could harm our business, financial condition and results of operations.
•If we fail to timely and effectively obtain shipments of products from our suppliers and deliver products to our retailers, consumers and distributors, our business, financial condition and results of operations could be harmed.
•We have significant international operations and are exposed to risks associated with doing business globally.
•Our results of operations have been and may continue to be adversely affected by inflation, changes in the cost or availability of raw materials, energy, transportation and other necessary supplies and services.
•We rely substantially on our retailers and distributors.
•Use of social media and influencers may materially and adversely affect our reputation, business, financial condition and results of operations.
•We depend on highly skilled personnel, and if we are unable to recruit, hire, integrate, train and retain our personnel, we may not be able to address competitive challenges.

Risks Related to Intellectual Property, Information Technology and Data Privacy
•A cybersecurity breach or failure of one or more key information technology systems could have a material adverse effect on our business or reputation.
•We may not be able to enforce our intellectual property rights throughout the world.
•If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be harmed significantly.
•If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new products in the future.
•Use of artificial intelligence in our operations and product offerings could result in reputational or competitive harm, legal or regulatory liability and adverse impacts on our results of operations.

Risks Related to Our Legal, Tax and Regulatory Environment
•From time to time, we may be subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention and materially harm our business, financial condition and results of operations.
•Compliance with various public health, consumer protection and other regulations applicable to our products and facilities could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.
•Significant changes to U.S. trade policies and related uncertainties that restrict imports or increase import tariffs and the responses of other countries have had, and we expect will continue to have, a material adverse effect on our business.
•The Chinese government may intervene in or influence our operations or the operations of our third party suppliers at any time, which could result in a material change in our business, financial condition and results of operations as well as the value of our ordinary shares.
•Focus by governmental and non-governmental organizations, consumers and shareholders on sustainability issues, including those related to climate change, may increase our costs and litigation risks, which may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

Risks Related to Our Financial Condition
•Our indebtedness could materially adversely affect our financial condition.
•Our net sales could decline due to changes in credit markets and decisions made by credit providers.
•We depend on cash generated from our operations to support our growth, and we may need to raise additional capital, which may not be available on terms acceptable to us or at all.

Risks Related to the Separation and Distribution
•We may be unable to achieve some or all of the anticipated benefits of the separation, and the separation may adversely affect our business, financial condition and results of operations.
•Conflicts of interest may arise because the Chairperson of our Board holds a management and board position with JS Global.

Risks Related to Ownership of Our Ordinary Shares
•An active trading market for our ordinary shares may not be sustained and our share price may be volatile such that you may not be able to resell your shares at or above the public offering price.
•We have limited history as a stand-alone public company, and our historical financial data is not necessarily representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.
•We are obligated to maintain internal control over financial reporting and to evaluate and determine its effectiveness. We have identified material weaknesses in our internal control over financial reporting that remain unremediated at this time. The identification of material weaknesses in the future or any failure of our internal systems, controls, and procedures could have an adverse effect on our business, financial condition, results of operations, and investor confidence.
•Our transition to being a U.S. domestic reporting company may cause us to incur significant legal, accounting and other expenses.
•Mr. Wang is a significant shareholder and has influence over matters outside the ordinary course of our business requiring a shareholder vote, which may limit your ability to influence our actions.
•Members of our management team have limited experience managing a U.S. public company.

v

This list of factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report, and our future levels of activity and performance, may not occur and actual results could differ materially and adversely from those described or implied in the forward-looking statements. As a result, you should not regard any of these forward-looking statements as a representation or warranty by us or any other person or place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. While we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. We qualify all of our forward-looking statements by the cautionary statements contained in this section and elsewhere in this Annual Report.

PART I

Item 1. Business

At SharkNinja, our mission is to positively impact people’s lives every day in every home in our global markets.

The Company has identified two operating segments, Domestic and International, which are aggregated into one reportable segment that derives revenues from customers through the sale of the Company’s small household appliances, which are sold under two brands, Shark and Ninja.

SharkNinja: World-Class Household Appliance Brands Built on Continuous, Disruptive Innovation

SharkNinja is a global product design and technology company that creates 5-star rated lifestyle solutions through innovative products for consumers around the world. We seek to leverage our global, agile and cross-functional engineering know-how, product development and manufacturing expertise along with our solutions-driven marketing to increase the efficiency, convenience and enjoyment of consumers’ daily tasks and improve everyday lives. We have built two billion-dollar brands, Shark and Ninja, and have a proven track record of establishing leadership positions by disrupting numerous household product categories, including Cleaning Appliances, Cooking and Beverage Appliances, Food Preparation Appliances and Beauty and Home Environment Appliances. We have successfully gained market share across geographies, taking share from competitors priced both above and below our offerings. We believe our success is centered around our advanced engineering and innovation capabilities coupled with our deep understanding of consumer needs, enabling us to solve consumer problems that others either do not see or are unable to solve.

We are driven by our relentless pursuit of perfection to deliver innovative products at compelling value to delight consumers. We regularly analyze consumers’ interactions with small home appliances and leverage consumer reviews across multiple platforms, which we refer to as our “always-on” approach. Our global product design and engineering team applies these always-on consumer insights to create new technologies and intellectual property that differentiates our products. Further, we strive to enhance our products through rapid iteration and refinement with the goal of increasing the value of our legacy products while decreasing costs. We believe this pursuit of perfection through innovation extends our product life cycles and differentiates us from competitors with longer innovation cycles. Our approach aims to enable us to rapidly bring new products to market, grow share of shelf and market share and thus quickly establish leadership positions in both existing and new categories.

Trusted Global Brands with Large and Growing Market Share

Our trusted global brands have established a reputation for industry-leading innovation and 5-star consumer reviews. Our unwavering consumer focus has manifested in our leading market positions. Shark is the #1 floorcare brand in the United States, and Ninja is the best-selling small kitchen appliances in the United States, according to Circana (unless otherwise noted, all market share claims are based on dollars sold for the period ending January 3, 2026).

Our proven track record of bringing disruptive products to market and developing one consumer solution after another has allowed us to enter into multiple product categories, driving significant growth and market share gains. As we continue to innovate, typically our legacy products continue to be sold at more accessible price points, which diversifies our product offering across price points within a category and creates increasing market share positions. We believe our products have broad appeal across income brackets as we aim to deliver industry-leading innovation, design and product quality at compelling value. As a result, we aim to acquire market share from higher and lower priced competitors. We believe our products are aspirational, offering the performance of more expensive competitor products, and attainable, representing a compelling value.

Scaled Engineering Powerhouse Focused on Disruptive Innovation and Continuous Optimization

SharkNinja aims to continuously innovate products that exceed consumer expectations.

To win in the market, we leverage the diverse expertise of our cross-functional design and engineering teams to capitalize on our deep knowledge of consumer needs. We have a dynamic, in-house global product design team located across the United States, the United Kingdom and China that collaborates seamlessly to integrate unique local market insights into the design and functionality of our products. Our engineering prowess drives our new product innovation, including design, construction, material performance requirements, manufacturing protocols, supplier selection, packaging specifications and quality assurance. Our scaled engineering organization possesses wide-ranging skillsets across mechanical design, mechatronics, electronics engineering, robotics, firmware, app and cloud, deep learning, algorithmic engineering and industrial design. Our team of over 700 cross-functional engineering and design associates is integrated across Shark and Ninja solutions, introducing disruptive technologies within our portfolio to new market segments, in addition to accessing the latest technologies from across the globe. The breadth of our engineering team’s competencies allows us to develop innovative products, while our global collaboration produces a rapid and iterative development cycle.

Our always-on consumer input fuels our world-class innovation. We deploy a wide variety of tools to understand what consumers need today and what will delight them tomorrow. In addition, through our development of local insights, we are able to design and develop products that are tailored for specific regions, and then leverage applicable insights across our global offering.

Our dynamic testing model tests our products to the extreme. We test across various environments, from our laboratories and simulated home facilities to restaurants, beauty salons and homes. This approach enables us to collect valuable input from category experts, professional users and everyday consumers. We use in-person consumer testing to gather direct observations and insights. We leverage internal software that scours product reviews to learn consumer likes and dislikes with existing solutions. Our qualitative and quantitative testing informs every stage of our design, engineering, manufacturing and marketing processes, during late-stage development and also through further refinements after product release.

Delivering Critical Consumer Value Points with Every Product

We believe that SharkNinja is differentiated by our ability to innovate while identifying and solving consumer pain points that others either do not see or are unable to solve. SharkNinja strives to deliver on all four of the following critical consumer value points in every innovative product we bring to market:

Speed: Deliver first-to-market disruptive innovations

Our global consumer insights and product development approach enables us to discover some of the most pressing consumer problems and develop innovative solutions to solve them. Our global product development team collaborates around the world, producing an ongoing cycle of development and increasing our speed of innovation and ultimately our speed to market. Whether it is a first-to-market innovation in an emerging category or our disruption of a mature category with new technologies, we redefine what is possible. Our differentiated pace of innovation enables us to be first-to-market in many product sub-categories. We have rapidly grown our market share and launched new products, often faster than our competitors, creating competitive advantages that are designed to deliver strong and sustainable growth.

Performance: Deliver innovative high-performing products that exceed expectations and improve consumers’ quality of life

Our scaled global team of designers and engineers is passionate about delivering a high level of performance that increases consumers’ quality of life. Our products are designed to solve existing problems, often problems consumers do not even know they have. We rigorously test our products against our high-performance expectations under extreme use cases. Our product development process allows us to deliver innovative, high-performance technologies that are designed to meet or exceed consumers’ expectations. This is product performance in the pursuit of unwavering consumer trust.

Quality: Deliver a 5-star quality product experience, winning over consumers one review at a time

We know a discerning and educated consumer never gives you a second chance. Therefore, we focus on quality in designing our products and test repeatedly, recreating extreme cases of use and misuse to deliver high-quality products with long-lasting reliability in the real world. We have rigorous sourcing and manufacturing standards, and we maintain high-quality standards to which our manufacturing partners must adhere, including through frequent quality checks and manufacturing score cards. We are quick to react to negative feedback that we receive through our call centers, online reviews or on social media. We strive to deliver a seamless consumer experience with our products to ensure our consumers have a 5-star experience across the entirety of their journey with our products, starting from the very first use out of the box. We believe our pursuit of excellence in overall quality not only leads to more highly satisfied consumers, but also produces an army of global brand ambassadors.

Value: Deliver products at accessible prices for incredible value

We are obsessed with delivering world-class, innovative products to every consumer in every home in our global markets at great value. With our consumers always in mind, we have built hyper-efficient, global product design and supply chain organizations designed to deliver the perfect product at a compelling price. We believe that, in purchasing our products, our consumers receive the greatest value and a high level of performance for every hard-earned dollar they spend. We accomplish this through our design and manufacturing engineering team and our on-the-ground sourcing organization in Asia, which facilitates a competitive bidding process across numerous manufacturers to secure favorable pricing terms. Furthermore, we are a crucial partner to many of our manufacturers given the scale of our brands. This allows us to enter new categories that are dominated by a few big players, disrupt them through innovation and compelling value and grow the overall market while gaining market share.

Open and Agile Manufacturing and Supply Chain

Our open and highly scalable manufacturing base and supply chain achieve competitive costs as well as high quality and performance. While competitors are limited by a traditional linear manufacturing model, our iterative method gives us multiple opportunities to optimize our products. We have developed and invested in this approach for years, to help ensure maximum control and flexibility over production. This approach drives our goal of delivering 5-star products the first time off the line and at high global volumes.

Omni-channel Strategy Driven by Consumer-focused Storytelling

We have secured a leading position in most of our product sub-categories in the United States, in part, by establishing differentiated channel strategies and a robust omni-channel sales, marketing and distribution network. We adopt distribution channel strategies tailored to specific regions and deliver innovative products specific to local needs. Our products are available, often with disproportionate share of shelf, across retailers in each channel and online. Innovation across our product offerings further drives our share of shelf and our category growth. Shark and Ninja serve as the category captains, the market leaders, in a majority of our most important sub-categories.

Our goal is to be the most relevant and prominent brand wherever consumers shop. Our always-on media strategy leverages the power of storytelling to educate consumers about our technologies and performance. We leverage many forms of media, including television, digital advertising, print and social.

Category-leading trusted brands with a diverse product portfolio across the home

Our diverse product portfolio spans 36 household sub-categories, across Cleaning, Cooking and Beverage, Food Preparation and Other, which includes Home Environment and Beauty.

Ninja has been an innovative and trusted kitchen brand for well over a decade. In 2009, we launched the Ninja Master Prep blender, which enabled consumers to produce restaurant-quality, at-home frozen drinks. We rapidly emerged as a leading player in the mature blender category, and we have maintained our leading position by evolving our products: Ninja is America’s #1 blending and processing kitchen system brand in the last four consecutive years, according to Circana. We have expanded Ninja into a portfolio of food preparation and cooking appliances (electric and non-electric). Today, we believe we are becoming the brand of choice for consumers: Ninja is the best-selling small kitchen appliances in the United States, according to Circana.

Our Shark brand, which we believe is synonymous with power and versatility, has transcended across small household appliance sub-categories, leveraging the credibility of its award-winning brand. Shark is the #1 vacuum brand in the United States in dollar sales, according to Circana. Additionally, Shark is the top growing hair styling brand in the United States, according to Circana.

Our Growth Strategies

Our highly diversified business is powered by trusted brands, which enables us to drive sustainable long-term global growth. We have broadened our geographic footprint and scale into new product categories and markets that reach more consumers in the pursuit of our mission to positively impact people’s lives every day in every home in our global markets. Our goal is to expand and strengthen relationships with our existing consumers and cultivate relationships with new consumers to drive our continued growth and profitability.

We believe we are well-positioned for continued growth driven by the following strategies:

Grow Share in Existing Categories

Innovation by using consumer insights to identify and develop solutions enables us to maintain and grow share in our existing product categories

We build products to delight discerning, educated global consumers who only trust brands that have proven their worth. We aim to offer our consumers the technologies of tomorrow, today. Our global consumer insights and product development approach enable us to deliver innovative solutions for pressing consumer problems that others either do not see or are unable to solve. Combining our speed of innovation and engineering expertise with our ability to translate consumer insights into tangible outputs helps us gain a significant share of the market, which propels and sustains our growth and profitability.

Our model of innovation and optimization enables us to consistently launch new technologically-advanced products in order to satisfy our consumers’ evolving needs and preferences. Once we have entered a category, we consistently launch new products with additional high-quality features and functionality while we simultaneously identify ways to optimize the cost of the existing products that we are selling. This approach allows us to reach additional price points, create a diversified lineup of products and expand our presence on retailers’ shelves.

Leveraging our always-on media marketing drives awareness and educates consumers on product technologies and innovative solutions across both new and existing categories

Our global marketing organization is designed to deploy 360-degree marketing strategies that capture the hearts and minds of consumers worldwide. By leveraging solution-based storytelling across omni-channel media, we educate and create awareness of our technology solutions and new products, ultimately driving high volumes of traffic and interest across all channels. When a consumer arrives at the shelf, in store or online, we want them to find SharkNinja products across a wide range of price points offering various solutions with clear benefit-oriented messaging. We believe in communicating for impact because consumer-relevant storytelling has the ability to make products go viral, enabling us to reach more consumers and drive our continued growth.

Expand Our Brands in New Categories

We believe SharkNinja is uniquely equipped to disrupt massive and fragmented markets through our proprietary consumer insights and innovative product development approach. We have a proven track record of launching game-changing innovations and rapidly capturing market share across sub-categories. We believe we are not limited by our current categories, because our cross-functional design and engineering capabilities allow us to enter adjacent and altogether new categories. We intend to continue to enter new categories around the home by:

Leveraging our proprietary innovation process to identify new opportunities

Our proprietary innovation process enables us to proactively identify and develop consumer solutions. We incorporate frequent and detailed consumer feedback in our dynamic product development process, allowing us to iterate on and improve our products throughout development and identify new adjacent opportunities. We scour ratings and reviews using proprietary software to find and understand opportunities to improve the consumer experience. This always-on dialogue with the consumer leads to our identification of unsolved consumer pain points in multiple new categories.

Adapting technologies and engineering new solutions to solve consumer problems in new areas

Our global, cross-functional product development and engineering teams are aiming to improve our consumer solutions. Leveraging these teams’ expertise, we solve consumer problems that we have uncovered, adapt our technologies to new uses or solve new problems from scratch.
Expanding the product assortment and retailer placements of our new categories

Within the new categories we enter, we expand our product assortment, further disrupting these markets and growing retailer placements of our new products.

We consistently launch into new categories to bring original consumer-centric innovations to market. Year after year, SharkNinja has accelerated its pace of growth by entering and capturing share in 38 sub-categories, swiftly disrupting and gaining leading market share in many of them. In the past three years alone, we have entered and disrupted the following product sub-categories: outdoor ovens, carbonation, drinkware, wet/dry cleaning floor products, carpet extraction, fans, coolers, frozen drink appliances, skincare, propane grills and fire pits. These new product sub-categories not only increase our household penetration but also expand use occasions, the number of products per home and our brand presence across households.

Globalize Our Brand

We operate in 38 markets and our international expansion remains a key area of strategic focus. In 2014, we transformed our United Kingdom model from a distributor model to a direct SharkNinja operation and unleashed a new phase of category expansion and market share gains. Since shifting to a direct SharkNinja operation, we scaled the United Kingdom business to net sales of $964 million in 2025. With the success of our direct model in the United Kingdom, SharkNinja has captured significant share across all major categories in which we operate, and in 2020, we began leveraging our success in the United Kingdom to drive further expansion across Europe, particularly in Germany and France. We have been able to consistently leverage this model to successfully enter and meaningfully grow in new markets.

Our international presence enables us to develop local consumer insights to create new consumer-driven innovations that we are able to offer globally. We are confident that globalizing our brand will help drive synergistic growth.

Drive Operating Margins and Efficiencies

At SharkNinja, we are rarely satisfied. That tenacious spirit extends beyond producing some of the world’s most innovative and technologically advanced household appliances, to our production processes and the way we operate. We have built an agile and quality-oriented supply chain with ample capacity to support future growth. We intend to grow our margins by enhancing our product mix through innovation and by pursuing additional cost-saving opportunities. We achieved a gross margin of 49.0% for the year ended December 31, 2025; we view our gross margin as a competitive advantage providing us with significant flexibility over how much we invest in our R&D, selling and marketing and other growth-oriented investments.

Our Culture and People

At SharkNinja, we are intensely dedicated to delivering on our mission of positively impacting people’s lives, every day in every home. We succeed because when others say “it’s good enough” we keep going; we strive to do everything possible to make our products as good as they can possibly be. When we do this right, we have the opportunity to create something great: as a company, as a team and as individuals. Five success drivers permeate everything we do at SharkNinja:

We are rarely satisfied. We “dream big” and set ambitious aspirations because we have high expectations for our own success. When we achieve a goal, we set the next “beacon” and align our entire team around it. We use our grit and resiliency to drive us to the next milestone and achieve success in the marketplace.

We believe in progress over perfection. We believe that it is more important to make a decision, start executing and course-correct as needed and encourage a highly proactive mindset. Our engineers and designers embrace change and evaluate feedback from consumers and professionals as part of our agile development process and iteration, helping ensure that when our products go to market we are confident that they are high-quality, will resonate with consumers and will deliver superior performance at great value relative to our competitors’ products.

We believe details make the difference. We invest to understand how things really work, seek out new perspectives and inputs and feel compelled to challenge assumptions and ask the second- and third-order questions to find the best possible way of doing something. We question and challenge the status quo, assessing whether we can do things faster or better.

We believe winning is a team sport. We make better decisions when we bring our collective minds to the table. We align ourselves around clear expectations and own the big-picture outcomes, actively holding ourselves and others accountable for delivering exceptional results.

We believe that success comes when we communicate for impact. We share information and bring our broad teams together to iterate and align on our thinking. We challenge assumptions and are open to challenge without taking it personally.

As of December 31, 2025, approximately 4,143 employees located in approximately 13 countries and 31 offices drive our success. We were voted one of the “100 Best Large Companies to Work For” in 2025 by Built In. We believe that our award-winning culture ultimately drives our success across our brands and with our consumers.

Manufacturing, Supply Chain & Logistics

Our manufacturing, supply chain and logistics reflect our intensive focus on quality and performance. We distinguish ourselves not only through our products and our brands but also through our commitment to refining every detail across our manufacturing, supply chain and logistics. Our supply chain infrastructure harnesses three differentiating factors: factory partnerships, factory flexibility and inbound freight. Our partnerships enable us to move rapidly from an idea on a whiteboard to full production, collaborating to drive quality and reduce cost. Whenever possible, we require our factory partners to possess the flexibility to make changes to purchase orders if production has not yet occurred and typically only require purchase orders 30 days in advance of the cargo ready date for shipping. Lastly, our volumes and long-term strategic partnerships with key shippers allow us to attain competitive inbound freight rates, even when the market is constrained.

We manage the design of our products and oversee the quality assurance programs and manufacturing standards applied across our supply chain. Although we do not manufacture any of our own products, we have relationships with various third-party suppliers to manufacture our products. These suppliers are responsible for the assembly of our products and are primarily based in China. We also work with certain suppliers in various regions across Southeast Asia, including Vietnam, Malaysia, Thailand, Indonesia and Cambodia. Our suppliers are often responsible for the sourcing of components used to manufacture our products but in certain instances, we directly source these components from sub-suppliers and pay for and own certain tooling and equipment used by our suppliers in assembly. Further, we have made significant investments in local talent to manage production as well as ensure quality and competitive costs with employees on the ground in Asia who work directly with many of our suppliers. These employees work closely with owner-operated factories to ensure that our products meet our strenuous quality standards and to enable maximum flexibility and input in the manufacturing process.

There are no existing long-term manufacturing contracts on which we are substantially dependent. While we have selected suppliers for commercial and operational reasons, we believe that there are alternative firms that we can engage to supply products of the same or similar quality, in similar quantities and on substantially similar terms as our current suppliers. Further, most of our products are dual-sourced, enabling us to maintain a competitive sourcing environment among our suppliers, and we deploy a rigorous bidding process to secure favorable pricing across our entire supply chain. We have leveraged pre-existing supplier relationships to scale our supply chain and enter new categories more quickly. Today, we have established direct and strong relationships with our suppliers. We annually require and assist in processes to remove costs from production, allowing our legacy innovations to compete against less capable, lower-priced competitors.

Our global commitment to quality flows through every stage of the design, development, production and post-production process. This quality assurance program requires that inspection and testing are completed by SharkNinja employees prior to a product leaving the factory and feeds into ongoing product design and production improvement reviews.

To further manage our supply chain, we have developed a dedicated Supply Planning team that compares demand forecasts to inventory on hand and production and inbound forecasts. We regularly track our inventory with retailers to assess how each product is performing on the shelf. Through our proprietary data and tracking process, we understand when it is time to shift shelf space towards more in-demand models. This approach allows us to deliver a wide variety of solutions in a category and maintain our average price point across each brand by phasing out older models as we introduce newer ones. However, several of our legacy products, which we refine and optimize over time, continue to see strong demand, and remain prominently on shelves, including the Ninja Mega Kitchen System which was introduced in 2012 and the Shark Navigator Lift-Away which was introduced in 2010. By producing leading-edge innovations and leveraging our proprietary data and processes, we have been able to reduce our obsolete inventory rates. In addition, we have numerous retail and direct-to-consumer (“DTC”) third-party logistics (“3PL”) distribution centers across North America and Europe: eight 3PL distribution centers in the United States, three in Canada, two in Mexico and eleven in Europe.

Marketing & Consumer Engagement

Our global marketing organization deploys a variety of marketing strategies across outlets that capture the hearts and minds of our consumers. Today, our global marketing organization consists of over 283 employees in offices across North America, Europe and Asia, with functions spanning brand marketing, digital marketing and retail product marketing.

Our marketing strategy is focused on growing our army of ambassadors by leveraging large-scale, omni-channel media strategies, powerful consumer data and dynamic product storytelling to educate and create awareness of our solutions. Our differentiated storytelling complements our innovative products and has the ability to make our products go viral and attract new consumers to our brands. Just like our products, our marketing strategy is solutions-driven, focused on educating the consumer about a consumer problem and highlighting our innovative solution. We bring the consumer along in the story of the technology we have developed. This approach engages the consumer and fuels demand for our solutions, which span across our product offerings.

We leverage diverse and cost-effective means to educate consumers and inspire conversion across all our marketing channels. We run our always-on marketing campaign for both Shark and Ninja products. We run campaigns ranging from 28-minute long-form infomercials to 15 and 30 second short-form commercials. We additionally utilize social media on a variety of apps, display advertisements and engage in search engine optimization media and public relations. Further, we drive engagement on social / over-the-top platforms like YouTube, Pinterest, Instagram, Facebook and TikTok. Our marketing methods ensure that we support both our core categories and new product launches, rather than focusing on only the latest drop. Overall, we believe our media focus on solutions successfully creates a halo effect across Shark and Ninja, promoting both brands rather than a single product.

We possess a strong data-driven, fluid media planning and marketing strategy that is tailored to our various product offerings. When a consumer arrives at the shelf looking for a vacuum with a self-cleaning brushroll, or a blender with the ability to produce restaurant-quality drinks, we want the consumer to discover that solution in SharkNinja products at a variety of price points. The consumer can choose the right combination of attributes at the right price for their needs. This makes our marketing efforts exceptionally efficient, with advertising representing 9.9%, 10.6% and 9.6% of net sales in 2025, 2024 and 2023, respectively.

Our Customers & Sales Organization

Our Customers

We believe we create category demand across our categories, which effectively positions us to sell our products at most major retailers, never practicing retail exclusivity. Our innovation, performance, quality and value make our products desirable to carry, and we can drive significant traffic into stores. We have low retailer concentration, with our largest customer representing 23.8% of net sales for the year ended December 31, 2025. As of December 31, 2025, we partnered with 36 retailers across the United States and over 180 retailers globally. Our largest retailers include Amazon, Costco and Walmart, each of which accounted for more than 10% of our net sales, and together made up 45.7% of our net sales for the year ended December 31, 2025. We are one of fewer than 30 vendors selected to be part of the Amazon Global Vendor Management (“GVM”) program. Amazon’s GVM strategy intends to accelerate Amazon’s worldwide growth through prioritizing top-tier, globally important vendors via C-level engagement and formalized business planning, and we are capitalizing on market opportunities presented by our participation in this program.

Seasonality

We believe that our sales and results of operations are subject to seasonal fluctuations. We expect our net sales to be highest in our third and fourth quarters as a result of holiday shipments. Our sales are subject to fluctuations in retailer buying patterns as they manage their own inventory levels based on evolving strategies and trends. In addition, due to our more recent, and therefore more limited, experience with beauty and outdoor cooking products and accessories, we are continuing to analyze the seasonality of these products. We expect that this seasonality will continue to be a factor in our results of operations and sales.

Our Sales Organization

Today, our sales organization is made up of over 300 employees. Within our global sales organization we have dedicated team members working across e-commerce and retail marketing as well as strategic sales. E-commerce and retail marketing focus on e-commerce channels, retail digital strategy, e-commerce experience and co-op and trade marketing. Our strategic sales team members focus on pricing, channel and marketplace and sales, which focuses on replenishment, national accounts, sales operations, key accounts and account planning. We have developed a presence adjacent to many of our major retailers and growth regions, in Bentonville, Minneapolis, Toronto, Leeds, London, Munich and Paris in order to be in close contact with our key retailers.

Competition

We operate across numerous highly competitive product categories within the small appliance market. These categories are characterized by frequent product introductions and rapid technological advances. Our competitors vary by product category, and we operate across a diverse and growing range of product categories. We generally compete with other household appliances companies, which may also offer a wide variety of products, including vacuums, air purifiers, blenders, pressure cookers and other products. Given the breadth of our offerings across numerous categories, we compete with several established, well-known brands; however, there is no single competitor across all of the categories in which we compete.

Most of our competitors typically sell at a lower price point with some exceptions, such as Dyson and Vitamix. We have succeeded in the marketplace by capitalizing on the sale of product offerings situated in the mid-price range, taking market share from competitors who sell products at price points above and below our own. Shark competes with brands including Dyson, Hoover and Bissell. These competitors offer a broad array of vacuums and other floorcare appliances at different price points. Dyson also operates in Beauty, a category which we recently entered and within which we have rapidly grown our presence. Ninja competes with brands including Vitamix, De’Longhi, Breville, Hamilton Beach, Cuisinart and others. These competitors sell kitchen appliances such as blenders, food processors, pressure cookers, air fryers and other products at different price points.

Competition in the various product categories in which we operate is based on a number of factors, including product quality, performance, technology, ease of use, reliability, durability, styling, brand image and recognition, safety and price.

Sustainability

Our mission is to positively impact people’s lives every day in every home around the world, and this includes our pursuit of a future-positive world. We are deeply committed to applying our strength in innovative thinking for the greater good through our commitment to being Product Positive, Planet Positive and People Positive, including through our Positive Impact Plan.

Product Positive: We aspire to continue designing innovative, smart and safe products that make a meaningful and measurable difference to the environment, society and our consumers’ lives.

Planet Positive: We pledge to use our deep knowledge to lead the way in remanufacturing and developing innovative and sustainable products that reduce landfill waste, minimize our carbon footprint and decrease our environmental impact.

People Positive: We commit to fostering a culture of inclusion that empowers our people to achieve their personal and professional aspirations, while making a societal impact in all the communities and geographies we serve.

Our Positive Impact Plan: As an organization, we are rarely satisfied. Progress for us is more important than perfection, which is why we believe that every small victory will make a big difference in bringing us closer to a future-positive world for all. Some of the ways in which we have implemented our Positive Impact Plan include product manufacturing to help keep our products out of landfills through refurbishing and remanufacturing, carbon offsetting by supporting high-quality, and Verified Carbon Standard projects.

Government Regulations

We are subject to many varying laws and regulations in the United States, the European Union, the United Kingdom and throughout the world, including those related to privacy, data protection, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, health and safety, employment and labor, product liability, accessibility, competition and taxation. These laws and regulations are often evolving and may be interpreted, applied, created or amended in a manner that could harm our business, financial condition and results of operations. In addition, it is possible that certain governments may seek to block or limit our product features or products or otherwise impose other restrictions that may affect the accessibility or usability of any or all of our product features or products for an extended period of time or indefinitely.

We are also subject to U.S. and foreign laws and regulations that govern or restrict our business and activities in certain countries and with certain persons, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by OFAC, as well as anti-bribery and anti-corruption laws and regulations, including the FCPA and the U.K. Bribery Act 2010.

Data Privacy Laws and Regulations

Our business uses, collects, handles, stores, receives, transmits and otherwise processes consumer and other data. As a result, we are or will be subject to federal, state, local and international laws and regulations related to the privacy and protection of such data, such as the GDPR, the U.K. GDPR, the CCPA and the Data Protection Act (As Revised) of the Cayman Islands.

The GDPR and U.K. GDPR regulate the processing of personal data within the European Economic Area and the United Kingdom, respectively, that relates to a directly or indirectly identifiable individual and impose stringent data protection requirements on organizations with significant penalties for noncompliance. Continuing to maintain compliance with the requirements of the GDPR and the U.K. GDPR, including monitoring and adjusting to any divergence between the European Union and United Kingdom data protection regimes following the exit of the United Kingdom from the European Union, may require changes to our products, policies, procedures, notices and business practices and may increase operating costs or limit our ability to operate or expand our business.

We are also subject to evolving European Union and U.K. privacy laws on cookies and e-marketing. In the European Union and the United Kingdom, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem.

In the United States, while there is not a single generally applicable federal law governing the processing of personal data, there are federal laws that apply to the processing of certain types of personal data, or the processing of personal data by certain types of entities, and the FTC and other enforcement agencies may bring enforcement actions against companies that engage in processing of personal data in a manner that constitutes an unfair or deceptive trade practice. In addition, all fifty states have enacted laws related to data privacy.

The CCPA grants California consumers robust data privacy rights and control over their personal information, including the right to notice, the right to disclosure, the right to delete, the right to opt-out of the sale or sharing of personal information that businesses collect, the right not to be discriminated against for exercise of CCPA rights, the right to request correction and the right to limit use and disclosure of sensitive personal information, as well as additional protections for minors. The CCPA applies to any enterprise that does business in California and has annual gross revenues in excess of $25 million (and meets certain other criteria), as well as certain other enterprises.

Regulators and legislators in jurisdictions around the world continue to propose and enact more stringent data protection and privacy laws. New laws as well as any significant changes to applicable laws, regulations, interpretations of laws or regulations, or market practices, regarding privacy and data protection, or regarding the manner in which we seek to comply with applicable laws and regulations, could require us to make modifications to our products, policies, procedures, notices and business practices, all of which may increase operating costs or limit our ability to operate or expand our business.

Any actual, alleged or perceived failure to comply with the laws of each jurisdiction or adequately protect personal data could result in damage to our reputation, negative publicity, loss of consumers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems, costs to provide any required notifications and consents (including to regulators and/or individuals) and otherwise respond to any incident, claims, regulatory investigations and enforcement actions, costly litigation, administrative fines and other liabilities.

Environmental, Health and Safety Matters

Our facilities and operations are subject to a limited number of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. Given that we rely on suppliers to manufacture our products, the principal environmental, health and safety laws that apply to our facilities and operations relate to safe use, storage and management of the few hazardous chemicals used in our operations, reporting inventories of certain hazardous chemicals stored at our facilities to state and local emergency responders and proper storage and management of batteries.

Consumer Protection and Product Safety

We are subject to laws regulating consumer products in the jurisdictions in which our products are sold. In the United States for instance, certain of our products are subject to the U.S. Consumer Product Safety Act, under which the CPSC may exclude products from the market that are found to be unsafe or hazardous, require repair, replacement or refunds of products, impose fines for noncompliance with requirements and impose fines for failure to timely notify them of potential safety hazards. In addition, certain of our packaging materials and products sold through, and/or facilities operated under, each of our business segments are regulated by the Federal Communications Commission, the U.S. Environmental Protection Agency, the Occupational Safety and Health Administration, the U.S. Food and Drug Administration, the FTC and other federal or state consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations.

Intellectual Property

The protection of our brands, technology and intellectual property is an important aspect of our business. In particular, we believe the Shark and Ninja brands are significant to the success of our business. We protect our intellectual property, including our brands, through a combination of trademarks, patents, copyrights, trade secrets, contractual provisions, confidentiality procedures and non-disclosure agreements. For example, we generally enter into confidentiality agreements and invention or work product assignment agreements with our employees and consultants to control access to, and clarify ownership of, our proprietary information. We protect our intellectual property rights in the United States and certain international jurisdictions. We believe these intellectual property rights, combined with our innovation and distinctive product design, performance, brand names and reputation, contribute to our competitive position and success of our business.

As of December 31, 2025, we had approximately 2,752 issued trademark registrations and pending applications and 7,517 issued patents and pending patent applications in the United States and other jurisdictions. As of December 31, 2025, we had approximately 1,087 issued U.S. patents and 574 U.S. patent applications pending. Our U.S. patents for our current products generally expire between 2026 and 2045, and cover rights related to the configuration, operation and design of many of our products, related subsystems and/or features. As of December 31, 2025, we also had approximately 4,509 issued foreign patents and 1,347 foreign patent applications pending.

We have a proactive online marketplace monitoring and seller/listing termination program to disrupt online counterfeit offerings. In addition, we work to shut down counterfeit stand-alone sites through litigation and administrative procedures.

We aggressively pursue and defend our intellectual property rights to protect our brands, designs and inventions. We have processes and procedures in place to identify, protect and optimize our intellectual property assets on a global basis. In the future, we intend to continue to seek intellectual property protection for our new products, technologies and processes that we believe are innovative and material, and we intend to take appropriate action to protect our intellectual property from those who infringe on these valuable assets.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). These reports may be accessed through our website's investor relations page at ir.sharkninja.com. Further, the SEC’s website, www.sec.gov, contains reports and other information regarding our filings. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing.

Investors, the media, and others should note that we announce material information to the public through filings with the SEC, the investor relations page on our website, press releases and public conference calls and webcasts. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Corporate Information

SharkNinja, Inc. was incorporated in the Cayman Islands on May 17, 2023 as a wholly-owned subsidiary of JS Global. The Company was incorporated for the purpose of completing the listing of the Company on the New York Stock Exchange (“NYSE”) and related transactions to carry on the business of SharkNinja Global SPV, Ltd., and its subsidiaries.

SharkNinja Global SPV, Ltd. was incorporated in 2017 as a wholly-owned subsidiary of JS Global. Prior to July 28, 2023, SharkNinja Global SPV, Ltd. operated as a combination of wholly-owned businesses of JS Global, which is a listed entity on the Hong Kong Stock Exchange.

On July 30, 2023, in connection with (1) the separation of the Company from JS Global (the “separation”) and (2) the distribution to the holders of JS Global ordinary shares of all of JS Global’s equity interest in SharkNinja Global SPV, Ltd. in the form of a dividend of the Company’s ordinary shares (the “distribution”), JS Global contributed all outstanding shares of SharkNinja Global SPV, Ltd. to SharkNinja, Inc. in exchange for shares of SharkNinja, Inc.

Item 1A. Risk Factors

You should consider carefully the following risks, together with the financial and other information contained in this Annual Report, which we believe are the principal risks that we face. If any of the following risks or uncertainties actually occurs, our business, financial condition and results of operations could be materially and adversely affected. In that case, the market price of our ordinary shares could decline. The risks discussed below are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that any of the events discussed below will not occur.

Risks Related to Our Business, Operations and Industry

Our business depends on maintaining and strengthening our brands to generate and maintain ongoing demand for our products, and a significant reduction in such demand, or misuse by licensees of our brands, could harm our business, financial condition and results of operations.

The “Shark” and “Ninja” names and related brand images are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business into new categories and markets. Our success depends on the value and reputation of our brands, which, in turn, depends on factors such as the quality, design, performance, functionality and durability of our products, the image of our DTC sales channels and retailer floor spaces, our communication activities, including advertising, social media and public relations, and our management of the consumer experience, including direct interfaces through support services. Maintaining, promoting and positioning our brands is important to expanding our consumer base and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality consumer experiences. We intend to continue making substantial investments in these areas in order to maintain and enhance our brands, and such investments may not be successful.

Ineffective marketing, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, product recalls, counterfeit products, unfair labor practices, failure to protect the intellectual property rights in our brands and detrimental acts by third parties are potential threats to the strength of our brands, and those and other factors could rapidly and severely diminish consumer confidence in us, which may materially and adversely affect our business, financial condition or results of operations. Additionally, the growing use of social media increases the speed with which information and opinions can be shared and the speed with which a company’s reputation can be affected. If we fail to correct or mitigate misinformation or negative information, including information spread through social media or traditional media channels, about us, the products we offer, our consumer experience or any aspect of our brands, our business, financial condition and results of operations could be adversely impacted. Maintaining and enhancing the image of our brands in our current key markets, including North America, Europe and other select international markets, and in new markets where we currently may have limited brand recognition, is important to expanding our consumer base. If we are unable to maintain or enhance our brands in current or new markets, or if we fail to continue to successfully market and sell our products to our existing consumers or expand our consumer base, growth strategy, business, financial condition and results of operations could be harmed.

We also license certain of our brands and other product-related intellectual property to JS Global and certain affiliates of JS Global for use in certain markets, as well as the right for JS Global and certain affiliates of JS Global to independently manufacture and distribute products under those brands in such markets, and such licenses and other grants of rights may create additional exposure for those brands to issues related to product safety, quality and sustainability, among other concerns, including risks to our intellectual property and our reputation. If JS Global or its affiliates fail to comply with our quality standards and other controls, or otherwise breach the terms of an agreement with us, such failure or breach could materially and adversely affect our brands, business, financial condition and results of operations. Any dispute with JS Global or its affiliates could be complex, expensive and time-consuming.

Additionally, independent third parties and consumers often review our products as well as those of our competitors. Perceptions of our product offerings in the marketplace may be significantly influenced by these reviews, which are disseminated via various media, including the internet. If reviews of our products or our brands are negative or less positive as compared to those of our competitors, our brands may be adversely affected and our business, financial condition and results of operations may be materially harmed.

If we are unable to commercialize a continuing stream of new products and line extensions that create demand, our ability to compete in the marketplace may be materially and adversely impacted.

Our strategy includes investment in new product development and a focus on innovation to enhance our product offerings. Our long-term success in the competitive retail environment depends on our ability to develop and commercialize a continuing stream of innovative new products and line extensions that create consumer demand. Our ability to quickly innovate in order to adapt our products to meet changing consumer demands is essential, especially in light of e-commerce significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers, which may increase competition in our industry and has the potential to divert demand for our products to competitors. New product development and commercialization efforts, including efforts to enter markets or product categories in which we have limited or no prior experience, have inherent risks. These risks include the costs involved, such as development and commercialization, product development or launch delays and the failure of new products and line extensions to achieve anticipated levels of market acceptance or growth in sales or operating income. We also face the risk that our competitors will introduce innovative new products that compete with our products and thereby divert demand for our products to such competitors’ products. In addition, sales generated by new products or line extensions could cause a decline in sales of our existing products. If new product development and commercialization efforts are not successful, our business, financial condition and results of operations could be adversely affected.

Past growth may not be indicative of future growth.

Historically, we have experienced sales growth mainly through organic market share gains, geographic expansion, technological innovation, new product offerings and increased consumer demand for our product lines. Our various business strategies and initiatives, including our growth initiatives, are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In the future, we may not be able to:

•acquire new consumers, retain existing consumers or grow or maintain our share of our current key markets, including North America, Europe and other select international markets;

•penetrate new markets;

•identify and develop new products that meet the demand of rapidly evolving consumer expectations;

•generate sufficient cash flows to support expansion plans and general operating activities;

•obtain financing for our growth initiatives, including acquisitions;

•identify suitable acquisition candidates and successfully integrate acquired businesses;

•maintain favorable supplier, retailer and distributor arrangements and relationships;

•manage an effective pricing strategy to meet changing consumer demands or preferences;

•maintain our intellectual property to promote and sustain our growth in existing and new categories;

•maintain our omni-channel presence through our relationships with various online and retailers and distributors;

•maintain consumer satisfaction and retention; and

•identify and divest assets that do not continue to create value consistent with our strategic or financial objectives.

If we are not able to manage these potential difficulties successfully in order to continue to compete in our markets and grow our business, financial condition and results of operations could be adversely affected.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

We have experienced rapid and consistent growth in our business operations and the scope and complexity of our business has increased substantially over the past several years. As a result, the number of our full-time employees increased from approximately 2,619 as of December 31, 2021, to approximately 4,143 as of December 31, 2025, and we have expanded our operations to include new supplier engagements. We have made, and expect to continue to make, significant investments in our research and development efforts and in our sales and marketing organizations, including with respect to future product offerings and accessories and to expand our operations and infrastructure both domestically and internationally. This growth has placed, and may continue to place, significant demands on our management, our personnel and our operational and financial infrastructure. For example, our consumers may increasingly rely on our support services to resolve any issues related to the use of our products and smart features. Providing a high-quality consumer experience is vital to our success in generating word-of-mouth and social media referrals to drive sales, maintain and expand our brand recognition and retain existing consumers. The importance of high-quality support services will increase as we continue to expand our business and introduce new and/or enhanced product offerings, especially if we face limited brand recognition in certain markets that leads to non-acceptance or delayed acceptance of our products by consumers. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain consumer satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our products could suffer, which could negatively affect our reputation, business, financial condition and results of operations, and our corporate culture may be harmed.

Our net sales and profits depend on the level of consumer spending on our products, which is sensitive to general economic conditions and other factors; during a downturn in the economy, consumer purchases of discretionary items may be adversely affected, which could materially harm our business, financial condition and results of operations.

Our products are discretionary items for consumers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, inflation levels, disposable consumer income, consumer credit availability, unemployment and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other products if we do not continue to provide authentic, compelling and high-quality products at appropriate price points. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and consumer spending levels may be subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our products, decreased prices and harm to our business, financial condition and results of operations. Moreover, consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may adversely affect our net sales and profits and slow our growth. A downturn in the economies in markets in which we sell our products, particularly in the United States, may materially harm our sales, profitability and financial condition.

Our growth depends, in part, on our continued penetration and expansion into new markets, and we may not be successful in doing so.

We believe that our future growth depends not only on continuing to reach our current core demographic, but also continuing to penetrate and broaden our retailer, consumer and distribution bases, including through retail brick-and-mortar and online sales channels and our websites, in the United States and international markets. In these markets, we have faced, and may continue to face, challenges that are different from those we currently encounter, including competitive, merchandising, pricing, distribution, hiring, legal and regulatory and other difficulties, such as understanding and accurately predicting the demographics, preferences and purchasing habits of consumers in these new markets. We have encountered, and may continue to encounter, problems in our logistical operations, including our fulfillment and shipping functions, related to increased consumer demand for our products from online sales channels. We have also encountered, and may continue to encounter, difficulties in attracting consumers due to a lack of familiarity with, or acceptance of, our brands or a resistance to paying for our products, particularly in international markets. We continue to evaluate our marketing efforts and other strategies to expand our retailer, consumer and distribution bases in the United States and international markets. Our efforts to invest in sales and marketing activities to further penetrate newer geographies and product categories may not be successful. If we are not successful with such investments, our business, financial condition and results of operations may be harmed.

Our business could be adversely affected if we fail to maintain product safety, quality and performance at an acceptable cost.

In order to maintain and increase net sales, we must produce safe, high quality products at acceptable costs. If we are unable to maintain the safety, quality and performance of our products at acceptable costs, our brands, the market acceptance of our products and our results of operations may suffer. As we periodically update our products and incorporate new materials and technologies, we may encounter unanticipated issues with product safety, quality and performance or production and supply delays. Our product testing may not in all cases identify and address any product safety, quality or performance issues before we introduce products to market and unanticipated product safety, quality or performance issues may be identified after a product has been introduced and sold. As we continue to introduce new products and enhancements, we expect the costs associated with such products and enhancements will continue to increase.

We participate in highly competitive markets, and we may not be able to compete successfully, causing us to lose market share and sales.

We compete for consumer acceptance and limited shelf space based upon brand recognition, perceived product quality, price, performance, product features and enhancements, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies and new product introductions. Our ability to compete in these highly competitive markets may be adversely affected by a number of factors, including, but not limited to, the following:

•we compete against many well-established companies that may have substantially greater financial and other resources, including personnel and research and development, and greater overall market share than us, as well as established supplier, retailer and distributor relationships;

•in some key product categories, our competitors may have lower production costs and higher profit margins than us, which may enable them to compete more aggressively in offering retail discounts, rebates and other promotional incentives;

•our competitors have obtained, and may in the future be able to obtain, exclusivity or sole source at particular retailers and distributors or favorable in-store placement;

•technological advancements, product improvements or effective advertising campaigns by competitors may weaken consumer demand for our products;

•consumer preferences may change to lower or higher margin products or products other than those we market; and

•we may not be successful in the introduction, marketing and manufacturing of any new products, product innovations or line extensions or be able to develop and introduce, in a timely manner, innovations to our existing products that satisfy consumer needs or achieve market acceptance.

Some competitors may be willing to reduce prices and accept lower profit margins to compete with us. As a result of this competition, we could lose market share and sales or be forced to reduce our prices to meet competition. If our product offerings are unable to compete successfully, our business, financial condition and results of operations could be materially and adversely affected. In addition, we may be unable to implement changes to our products or otherwise adapt to changing consumer trends. If we are unable to respond to changing consumer trends, our business, financial condition and results of operations could be adversely affected.

The pace of technological change continues to accelerate and our ability to react effectively to such change may present significant competitive risks.

The pace of technological change is increasing at an exponential rate. To remain competitive, we must invest in developing tools and processes to improve the speed at which we are able to develop competitive products, including significant investment in the development and advancement of new technologies, such as artificial intelligence, data analytics, robotics, sensor technology, data storage, among others, as well as other technologies in the future that are not foreseen today. Failure to adapt or react effectively to such changes could adversely affect our business, financial condition and results of operations.

We rely principally on suppliers, and problems with, or loss of, our suppliers or an inability to obtain raw materials could harm our business, financial condition and results of operations.

Our operation is highly dependent on our relationships with suppliers. We face the risk that these suppliers may not produce or deliver our products on a timely basis. We have experienced, and expect that we will continue to experience, operational difficulties and risk within our supply chain. These difficulties include reductions in the availability of production capacity, delays due to compliance with product specifications and regulatory and consumer requirements, failures to meet production deadlines, failure to meet our product quality standards, increases in costs of materials and manufacturing, operational impacts due to regional shutdowns, shipping and port disruptions, environmental impacts or other business interruptions. The ability of our suppliers to effectively satisfy our production requirements could also be impacted by financial difficulty or damage to their operations caused by fires, floods and other natural disasters, terrorist attacks, riots, geopolitical events, public health issues such as pandemics or epidemics or other events. The failure of any supplier to perform to our expectations could result in supply shortages or delays for certain products and harm our business, financial condition and results of operations. If we experience significantly increased demand, or if we need to replace an existing supplier due to lack of performance, we may be unable to supplement or replace our manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins and harm our ability to deliver our products on time or at a cost that is acceptable to retailers and consumers. For certain of our products, it may take a significant amount of time to identify and qualify a supplier that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards.

The capacity of our suppliers to produce our products is also dependent upon the availability of raw materials. Our suppliers may not be able to obtain sufficient supply of raw materials, which could result in delays in deliveries of our products by our suppliers or increased costs. Any shortage of raw materials or inability of a supplier to produce or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a cost-efficient, timely manner and could cause us to miss the delivery requirements of our retailers. As a result, we could experience cancellations of orders, refusals to accept deliveries or reductions in our prices and margins, any of which could harm our business, financial condition and results of operations.

Further, our new products may utilize customized components available from limited sources. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. Continued availability of these components or products at acceptable prices, or at all, may be affected for various reasons, including if those suppliers decide to concentrate on the production of common components and products instead of components and products customized to meet our requirements.

We have also entered into various supply agreements with JS Global and certain affiliates of JS Global. Our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them may be limited. If JS Global or its affiliates fails to provide the supply and sourcing services contemplated by such agreements, or otherwise breach the terms of such agreements, such failure or breach could materially and adversely affect our brands, business, financial condition and results of operations. Any dispute with JS Global or its affiliates could be complex, expensive and time-consuming.

We rely on a series of purchase orders with our suppliers. Some of these relationships are not exclusive, which means that these suppliers could produce similar products for our competitors.

Although we typically have contractual agreements with our suppliers, we primarily rely on a series of purchase orders. Our suppliers have, and may in the future, raise prices, which would increase our costs and harm our margins. Our suppliers may breach these agreements, and we may not be able to enforce our rights under these agreements or may incur significant costs attempting to do so. As a result, we cannot predict with certainty our ability to obtain finished products in adequate quantities, of required quality and at acceptable prices from our suppliers in the future. Any one of these risks could harm our ability to deliver our products on time, or at all, damage our reputation and our relationships with our retailers, consumers and distributors and increase our product costs thereby reducing our margins.

In addition, not all of our arrangements with our suppliers are exclusive. As a result, our suppliers could produce similar products for our competitors, some of which could potentially purchase products in significantly greater volume. Further, suppliers subject to contractual exclusivity with us could choose to breach our agreements and work with our competitors. Our competitors could also enter into restrictive or exclusive arrangements with our suppliers that could impair or eliminate our access to manufacturing capacity or supplies, which could adversely affect our business, financial condition and results of operations.

If we fail to timely and effectively obtain shipments of products from our suppliers and deliver products to our retailers, consumers and distributors, our business, financial condition and results of operations could be harmed.

Our business depends on our ability to source and distribute products in a timely manner. We import most of our products and have been, and are, vulnerable to risks associated with products manufactured abroad, including, among other things, transportation and other delays in shipments, including as a result of labor disputes or shortages, heightened security screening, port congestion, container shortages and inspection processes or other port-of-entry limitations or restrictions in the countries in which we operate.

In addition, we rely upon independent land-based, ocean freight and air freight carriers for product shipments to our retailers and distributors, as well as consumers who purchase through our DTC sales channels. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive products from suppliers or deliver products to retailers, consumers or distributors in a timely and cost-effective manner. Failure to procure our products from our suppliers and deliver our products to our retailers, consumers and distributors in a timely and cost-effective manner could damage our brands and harm our business, financial condition and results of operations.

If we fail to maintain existing consumers and attract new consumers, or fail to do so in a cost-effective manner, we may not be able to increase sales.

Our success depends, in part, on our ability to cost-effectively attract consumers to our products, retain our existing consumers and encourage these consumers to continue to utilize our products. We have made, and we expect that we will continue to make, significant investments in attracting new consumers, including through the use of corporate partnerships, product ambassadors, traditional, digital and social media, original infomercials and engagement in sponsorship initiatives. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of consumers. We cannot guarantee that any increase in our consumer acquisition costs will result in any new consumer acquisitions or net sales growth. Inflation and rising product costs may also affect our ability to provide products in a cost-effective manner and hinder us from attracting new consumers.

We spend significant amounts on advertising and other marketing campaigns, as well as increased promotional activities, to acquire new consumers, and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to increase awareness of our brands and our products. For the years ended December 31, 2025, 2024 and 2023, our advertising expenses were $632.9 million, $585.3 million and $409.2 million, respectively, representing approximately 9.9%, 10.6% and 9.6% of our net sales, respectively. Our paid marketing initiatives include television and other advertising, search engine marketing, email, displays and dedicated in-store arrangements and social media marketing. For example, we actively market our products through television and buy search advertising through search engines, such as Google and Bing, major mobile application stores and social media platforms, such as Facebook, TikTok and Instagram, and use internal analytics and external vendors for bid optimization and channel strategy. Our non-paid advertising efforts include search engine optimization, non-paid social media and email marketing. Search engines frequently modify their search algorithms and these changes can cause our websites to receive less favorable placements, which could reduce the number of consumers who visit our websites or are directed to information about our products. The costs associated with advertising through search engines can also vary significantly from period to period and have generally increased over time. We may be unable to modify our strategies in response to any future search algorithm changes made by the search engines, which could require a change in the strategy we use to generate consumer traffic and drive consumer interactions. In addition, our websites must comply with search engine guidelines and policies, which are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results, penalize us or could remove our content altogether from their indices. Further, changes to third-party policies that limit our ability to deliver, target or measure the effectiveness of advertising, including changes by mobile operating system and browser providers such as Apple and Google, could reduce the effectiveness of our marketing, which may reduce consumer demand for our products and adversely affect our business, financial condition and results of operations.

We may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing or to fully understand or estimate the conditions and behaviors that drive consumer behavior. If any of our advertising campaigns prove less successful than anticipated in attracting consumers, we may not be able to recover our advertising spend and our net sales may fail to meet market expectations, either of which could have an adverse effect on our business, financial condition and results of operations. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products. If we are unable to attract new consumers, or fail to do so in a cost-effective manner, our growth could be slower than we expect, and our business, financial condition and results of operations may be harmed.

If we are not successful in expanding our DTC sales channel by driving consumer traffic and consumer purchases through our infomercials and websites, our business, financial condition and results of operations could be harmed.

We are currently investing in our DTC sales channels, primarily through our infomercials and websites, and our future growth relies, in part, on our ability to attract consumers through these channels, which requires significant expenditures in marketing and infrastructure. If we are unable to drive traffic to, and increase sales through, our infomercials and websites, our business, financial condition and results of operations could be harmed. The success of our DTC sales is subject to risks associated with the e-commerce marketplace, many of which are outside of our control. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our DTC business via our infomercials and websites may have an adverse impact on our business, financial condition and results of operations.

We have significant international operations and are exposed to risks associated with doing business globally.

We sell and distribute our products in many key international markets in North America, Europe and elsewhere around the world. These activities have resulted, and will continue to result, in investments in inventory, accounts receivable, employees, corporate infrastructure and facilities. In addition, we rely on suppliers located outside of the United States. The operation of foreign distribution in our international markets, as well as the management of relationships with suppliers, will continue to require the dedication of management, our workforce and other resources.

As a result of this international business, we are exposed to increased risks inherent in conducting business outside of the United States. These risks include the following:

•adverse changes in foreign currency exchange rates can have a significant and adverse effect upon our business, financial condition and results of operations;

•increased difficulty in protecting our intellectual property rights and trade secrets, including litigation costs and the outcome of such litigation in jurisdictions outside the United States;

•increased exposure to events that could impair our ability to operate internationally with third parties such as problems with such third parties’ operations, finances, insolvency, labor relations, manufacturing capabilities, costs, insurance, natural disasters, public health emergencies or other catastrophic events;

•unexpected legal or government action or changes in legal or regulatory requirements;

•difficulties in managing, growing and staffing international operations, including in countries in which foreign employees may become part of labor unions, employee representative bodies or collective bargaining agreements, and challenges relating to work stoppages or slowdowns;

•social, economic or political instability;

•potential negative consequences from changes to taxation or tariff policies;

•increased difficulty in ensuring compliance by employees, agents and contractors with our policies as well as with the laws of multiple jurisdictions, including, but not limited to, the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), international environmental, health and safety laws and increasingly complex regulations relating to the conduct of international commerce, including import/export laws and regulations, economic sanctions laws and regulations and trade controls;

•increased exposure to cybersecurity risks in foreign jurisdictions that may materially and adversely affect our business, financial condition and results of operations;

•increased difficulty in controlling and monitoring foreign operations from the United States, including increased difficulty in identifying and recruiting qualified personnel for our foreign operations and maintaining appropriate protocols and guidelines for managing our foreign operations; and

•increased exposure to interruptions in land, air carrier or vessel shipping services.

We may not be able to penetrate or successfully operate in any foreign markets we have entered or may choose to enter. In addition, we may incur significant expenses as a result of our continued international expansion, and we may not be successful in converting those expenditures into increased consumer demand and sales. We may face limited brand recognition in certain parts of the world that could lead to non-acceptance or delayed acceptance of our products by consumers in new markets. We may also face challenges to acceptance of our products in new markets. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition and results of operations.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products and manage product inventory in an effective and efficient manner.

To ensure adequate inventory supply for our various products, we must forecast inventory needs and place orders with our suppliers before firm orders are placed by our retailers, consumers and distributors. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product to deliver to our retailers, consumers and distributors. Factors that could affect our ability to accurately forecast demand for our products include:

•an increase or decrease in consumer demand for our products;

•a failure to accurately forecast consumer acceptance for our new products;

•product introductions by competitors;

•unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers;

•weakening of economic conditions or reduced consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products;

•the uncertainties and logistical challenges that accompany operations on a global scale; and

•terrorist attacks or acts of war, or the threat thereof, riots, political or labor instability, civil unrest, geopolitical events, public health issues such as pandemics or epidemics, including the severity and transmission rates of new variants, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs, and the sale of excess inventory at discounted prices or in less preferred distribution channels could impair the image of our brands and harm our gross margin. In addition, if we underestimate the demand for our products, our suppliers may not be able to produce products to meet our retailer requirements, and this could result in delays in the shipment of our products, thereby impacting our ability to recognize net sales, generate lost sales and cause damage to our reputation and relationships with our retailers, consumers and distributors.

Challenges in forecasting demand due to changes in the market can also make it difficult to estimate future results of operations and financial conditions from period to period. A failure to accurately predict the level of demand for our products or manage product inventory in an effective and efficient manner could adversely impact our business, financial condition and results of operations.

Our results of operations have been and may continue to be adversely affected by inflation, changes in the cost or availability of raw materials, energy, transportation and other necessary supplies and services.

We are currently experiencing inflationary pressures on our operating costs. Among other things, competition for labor is becoming more acute, and we have experienced, and may continue to experience, increased labor costs as a result. In addition, we have experienced, and may continue to experience, increased costs from suppliers and for the transportation of our products, including shipping supplies. We also have experienced, and may continue to experience, increased costs for, and limited availability of, warehouse space. There is no assurance that we will be able to fully offset any cost increases through cost reduction programs or price increases of our products, especially given the competitive environment. If we are not able to sufficiently increase our pricing to offset these increased costs or if increased costs and prolonged inflation continue, it could materially and adversely affect our business, financial condition and results of operations. Sustained price increases may lead to declines in demand volume as competitors may not adjust their prices or consumers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. While we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases. In addition, volatility in certain commodity markets could significantly affect our manufacturing costs, which may result in reduced profitability.

In addition, our success is dependent, in part, on our continued ability to reduce our exposure to, or mitigate the impact of, increases in the cost of raw materials, finished goods, energy, transportation and other necessary supplies and services through a variety of programs, including future delivery purchases, long-term contracts and sales price adjustments, while maintaining and improving margins and market share. Also, we rely on suppliers to manufacture our products. These suppliers are also subject to price volatility, labor costs and other inflationary pressures, which may, in turn, result in an increase in the amount we pay for sourced products. During periods of rising prices of raw materials, there can be no assurance that we will be able to pass any portion of such increases onto consumers. Conversely, when raw material prices decline, consumer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in raw material prices could have a material adverse effect on our business, financial condition and results of operations.

Some of the products we manufacture require particular types of glass, metal, paper, plastic, resin, wood, electronics or other materials. Lead times for these items vary significantly and are increasing in light of global shortages of critical components, including semi-conductors. Supply shortages for a particular type of material can delay production or cause increases in the cost of manufacturing our products. Pricing and availability of finished goods, raw materials, energy, transportation and other necessary supplies and services can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, supply chain issues, natural disasters, labor costs, production levels, competition, consumer demand, import duties and tariffs, currency exchange rates, international treaties and changes in laws, regulations and related interpretations.

We rely substantially on our retailers and distributors.

We have established comprehensive and integrated global retail and distribution networks. In many cases, we sell our products to our retailers or distributors who then in turn sell our products, directly or indirectly, to our consumers. As of December 31, 2025, we had relationships with over 180 retailers and distributors globally. Purchases are normally made through the use of individual purchase orders by our retailers and distributors. Any significant reduction in purchases, failure to obtain anticipated orders or delays or cancellations of orders by any of these major retailers or distributors, or significant pressure to reduce prices from any of these major retailers or distributors, could have a material adverse effect on our business, financial condition and results of operations. Factors that could affect our ability to maintain or expand our sales to these third parties include:

•failure to accurately identify the needs of our consumers;

•a lack of consumer acceptance of new products or enhancements to existing products;

•unwillingness of our key retailers and consumers to attribute value to our new or existing products relative to competing products;

•failure to obtain shelf space from our retailers;

•new, well-received product introductions by competitors;

•damage to our relationships with key retailers and distributors due to brand or reputational harm;

•delays or defaults on our retailers’ or distributors’ payment obligations to us; and

•store closures, decreased foot traffic, recessionary pressures, adverse economic or market conditions or other adverse effects, including public health crises such as pandemics or epidemics.

We cannot ensure that our current retailers and distributors will continue to carry our current products, carry any new products that we develop, display our products in attractive spaces in their stores and e-commerce platforms, train their sales personnel to sell our products, or continue to operate. If we lose any of our key retailers or distributors or any key retailer reduces its purchases of our existing or new products or promotes products of our competitors over ours, our sales would be harmed. Additionally, a significant deterioration in the financial condition of the retail industry in general could have a material adverse effect on our business, financial condition and results of operations.

Additionally, as a result of the consolidation of retailers that has occurred during the past several years, particularly in the United States and Europe, and consumer trends toward national mass retailers, we have seen and may continue to see an increase in the concentration of our sales that are attributable to a limited group of retailers. As these retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging or impose other requirements on us, our distributors and suppliers. Because of the importance of these key retailers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. Our success is dependent, in part, on our ability to effectively manage our retailer relationships, including offering mutually acceptable trade terms.

Use of social media and influencers may materially and adversely affect our reputation, business, financial condition and results of operations.

We use third-party social media platforms as marketing tools, among other things. For example, we maintain Instagram, TikTok, Facebook, Twitter, YouTube and Pinterest accounts, as well as our own content on our websites. We maintain relationships with many influencers and engage in sponsorship initiatives. As existing e-commerce and social media platforms continue to rapidly evolve, new platforms develop and new influencers emerge, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms and with new or emerging influencers. If we are unable to cost-effectively use social media platforms and influencers as marketing tools, if the social media platforms we use do not evolve quickly enough for us to fully optimize such platforms or if the influencers we use lose their following, our ability to acquire new consumers and our business, financial condition and results of operations may suffer as a result.

Negative commentary regarding us, our products or influencers and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our consumers in a manner that reflects poorly on our brands and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases.

In addition, an increase in the use of social media for marketing may increase our burden to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, the Federal Trade Commission (the “FTC”) can seek enforcement action where an endorsement has failed to clearly and conspicuously disclose a material relationship between an influencer and an advertiser. We generally require influencers to comply with the FTC regulations and regularly monitor what our influencers post. Nevertheless, if they fail to comply with these regulations and we are held responsible for the content of their posts, we could be forced to alter our practices, among other things, which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, as laws and regulations rapidly evolve to govern the use of these social media platforms, the failure by us, our employees, our network of influencers or third parties acting at our direction (including retailers and distributors) to abide by the evolving applicable laws and regulations in the use of these platforms or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and results of operations.

Insolvency, credit problems or other financial difficulties that could confront our retailers and distributors could expose us to financial risk.

We are exposed to credit risk primarily on our accounts receivable. We provide credit to our retailers and distributors in the ordinary course of our business and perform ongoing credit evaluations. The majority of our accounts receivable with our retailers and distributors are unsecured and we run the risk of our retailers and distributors not being able to meet their payment obligations, particularly in a future economic downturn. Insolvency, credit problems or other financial difficulties confronting our retailers or distributors could expose us to financial risk. These actions could expose us to risks if our retailers or distributors are unable to pay for the products they purchase from us. Financial difficulties of our retailers could also cause them to reduce their sales staff, use of attractive displays, number or size of stores and the amount of shelf space dedicated to our products. Any reduction in sales by, or loss of, our current retailers or distributors, or consumer demand or credit risks associated with our retailers or distributors could harm our business, financial condition and results of operations.

If our suppliers, retailers and distributors do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, financial condition and results of operations could be harmed.

Our reputation and our consumers’ willingness to purchase our products depend in part on the compliance of our suppliers, retailers and distributors with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions and with all legal and regulatory requirements relating to the conduct of their businesses. We cannot control our suppliers, retailers and distributors and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers, retailers or distributors fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices or other obligations, norms or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation, regulatory proceedings, liability or additional costs that may harm our reputation, business, financial condition and results of operations.

The United States and various foreign governments recently have adopted measures to oppose the use of forced labor. Governments, including the U.S. government, also have imposed sanctions and export control restrictions with respect to entities that are deemed to have engaged in, or supported the use of, forced labor. We have strong policies against the use of forced labor and do not tolerate this practice within our company or by our suppliers. While we do not expect that our operations will be directly impacted by any government measures targeting forced labor, it is possible that customs authorities could detain shipments of goods based on concerns over the possible use of forced labor, resulting in delays, litigation, damages and reputational harm. Likewise, we cannot rule out the possibility that in the future one of our suppliers could be named to a sanctions or restricted party list, such as the U.S. Department of Commerce’s Bureau of Industry and Security Entity List, based on concerns over forced labor, with similar negative effects on our reputation, business, financial condition and results of operations.

Changes in consumer shopping trends and changes in distribution channels could significantly harm our business.

We sell our products through a variety of trade channels with a significant portion dependent upon retail partnerships, through both traditional brick-and-mortar retail channels and e-commerce channels. We are seeing the emergence of strong e-commerce channels generating more online competition and declining in-store traffic in brick-and-mortar retailers. Consumer shopping preferences have shifted, and may continue to shift in the future, to distribution channels other than traditional retail, such as e-commerce channels. If we are not successful in adopting and utilizing e-commerce channels that future consumers may prefer, we may experience lower than expected net sales.

We are also seeing more traditional brick-and-mortar retailers closing physical stores and filing for bankruptcy, which could negatively impact our distribution strategies and/or sales if such retailers decide to significantly reduce their inventory levels for our products or to designate more shelf space to our competitors. Further consolidation, store closures and bankruptcies of retailers could have a material adverse effect on our business, financial condition and results of operations.

We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.

Our operations are subject to many hazards and operational risks inherent to our business, including:

•general business risks;

•product liability;

•product recall; and

•damage to third parties (e.g., our suppliers, retailers, distributors and fulfillment and shipping providers), our infrastructure or our properties caused by fires, floods and other natural disasters, power losses, telecommunications failures, terrorist attacks, riots, cyberattacks, geopolitical events, public health issues such as pandemics or epidemics, human errors and similar events.

Our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim or a claim in excess of the insurance coverage limits maintained by us could harm our business, financial condition and results of operations.

Our reputation and profitability have been and may continue to be adversely affected if our products are counterfeited or imitated in the market.

Our products have been and may continue to be counterfeited in the market, such as through unauthorized imitation, replication of our design, infringement of trademarks or labeling by third parties, which have affected and may continue to affect our reputation and profitability. We are not currently aware of any substantial counterfeiting of our products. We monitor any unauthorized use of our registered designs and trademarks, counterfeiting or imitation of our products to help ensure that our intellectual property rights are protected. However, we cannot assure you that counterfeiting and imitation will not continue to occur, or if it does continue to occur, that we would be able to detect and address the problem effectively. A significant presence of counterfeit products in the market could have a negative impact on the value and image of our brands, lead to loss of consumer confidence in our brands and materially and adversely affect our business, financial condition and results of operations.

We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our business, financial condition and results of operations.

For our DTC sales, as well as for sales to certain retailers, we accept a variety of payment methods, including credit cards, buy-now-pay-later and certain other financing services, electronic funds transfers and electronic payment systems. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us, or if the cost of using these providers increases, our business could be harmed. We and our payment processing providers are also subject to payment card association operating rules and agreements, including data security rules and agreements, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or consumers, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our consumers or process electronic fund transfers or facilitate other types of payments. Any failure to comply could significantly harm our business, financial condition and results of operations.

The failure of any bank in which we deposit our funds could have an adverse effect on our business, financial condition and results of operations.

We currently have cash and cash equivalents deposited in several financial institutions in the United States significantly in excess of federally insured levels. If any of the financial institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000 at such financial institutions, and/or we may be required to move our accounts to another financial institution, which could cause operational difficulties, such as delays in making payments to third parties, which could have an adverse effect on our business, financial condition and results of operations.

Our sales and results of operations are subject to seasonal and quarterly variations.

We believe that our sales and results of operations are subject to seasonal fluctuations. We expect our net sales to be highest in our third and fourth quarters as a result of holiday shipments. Our sales are subject to fluctuations in retailer buying patterns as they manage their own inventory levels based on evolving strategies and trends. In addition, due to our more recent, and therefore more limited, experience with beauty and outdoor cooking products and accessories, we are continuing to analyze the seasonality of these products. We expect that this seasonality will continue to be a factor in our results of operations and sales.

Our annual and quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of the introduction of, and advertising for, our new products and those of our competitors, changes in our product mix and the shifting dynamics of retailer and distributor trade inventories in products viewed as seasonal in nature.

As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our operational results between different quarters within a single fiscal year or across different fiscal years are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. In the event that any seasonal or quarterly fluctuations in our net sales and results of operations result in our failure to meet our forecasts or the forecasts of the research analysts that may cover us in the future, the market price of our ordinary shares could fluctuate or decline.

Conflicts with our retailers could harm our business and operating results.

The expansion of our DTC sales channels could alienate some of our retailers and cause a reduction in product sales from these retailers. Retailers may perceive themselves to be at a disadvantage based on the DTC sales offered through our websites and infomercials. Due to these and other factors, conflicts in our sales channels could arise and cause retailers to divert resources away from the promotion and sale of our products. Any of these situations could adversely impact our business, financial condition and results of operations.

We may be unable to generate anticipated cost savings, successfully implement our strategies or efficiently manage our supply chain and manufacturing processes, and our business, financial condition and results of operations could suffer as a result.

We continue to work with our suppliers to implement plans to improve our competitive position by reducing material costs and manufacturing inefficiencies and realizing productivity gains and distribution and supply chain efficiencies. If we cannot successfully implement our cost savings plans or offset the cost of making these changes, we may not realize all anticipated benefits, which could adversely affect our business, financial condition and results of operations or our long-term strategies. We also continue to penetrate new markets and introduce new products and line extensions. We may fail to implement these goals and strategies or to achieve the desired results and we may fail to achieve one or more of our financial goals.

We expect to continue to restructure our operations as necessary to improve operational efficiency, including occasionally opening or closing offices or facilities. Gaining additional efficiencies may become increasingly difficult over time. There may be one-time and other costs and negative impacts on sales growth relating to facility closures or other restructurings and anticipated cost savings. Our strategies may not be implemented or may fail to achieve desired results. If we are unable to generate anticipated cost savings, successfully implement our strategies or efficiently manage our supply chain and manufacturing processes, our results of operations could suffer. These plans and strategies could also have a negative impact on our relationships with suppliers, retailers, employees or consumers, which could also adversely affect our business, financial condition and results of operations.

We may acquire or invest in other companies, which could divert our management’s attention, result in dilution to our shareholders and otherwise disrupt our operations and harm our business, financial condition and results of operations.

We may acquire or invest in businesses, products or technologies that we believe could complement or expand our business, enhance our capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In any such acquisitions, we may not be able to successfully integrate acquired personnel, operations and technologies or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from future acquisitions due to a number of factors, including:

•an inability to integrate or benefit from acquisitions in a profitable manner;

•unanticipated costs or liabilities associated with the acquisition;

•the incurrence of acquisition-related costs;

•the diversion of management’s attention from other business concerns;

•the loss of our or the acquired business’ key employees; or

•the issuance of dilutive equity securities, the incurrence of debt or the use of cash to fund such acquisitions.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could harm our results of operations.

Further, in connection with business acquisitions, we may assume certain potential liabilities. To the extent such liabilities are not identified by us or to the extent the indemnifications obtained from third parties are insufficient to cover such liabilities, these liabilities could have a material adverse effect on our business, financial condition and results of operations.

As a result of retailers maintaining tighter inventory control, we face risks related to meeting demand and storing inventory.

As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase products on a “just-in-time” basis, which will put greater demands on warehouse labor and carrier compliance as we compress shipping windows. Due to a number of factors, including manufacturing lead-times, seasonal purchasing patterns and the potential for material price increases, we may be required to shorten our lead-time for production and more closely anticipate our retailers’ and consumers’ demands, which could in the future require us to carry additional inventories and increase our working capital and related financing requirements. This may increase the cost of warehousing inventory, result in excess inventory becoming difficult to manage, unusable or obsolete or require inventory deviations or substitutions. In addition, if our retailers significantly change their inventory management strategies, we may encounter difficulties in filling consumer orders resulting in chargebacks or liquidating excess inventories or we may find that retailers and consumers are cancelling orders or returning products, which may have a material adverse effect on our business, financial condition and results of operations.

We depend on highly skilled personnel, and if we are unable to recruit, hire, integrate, train and retain our personnel, we may not be able to address competitive challenges.

Our future success will depend upon our continued ability to recruit, hire, integrate, train and retain highly skilled personnel, including senior management, engineers, product designers, finance and legal personnel and support service professionals. Our workplace is fast-paced and intensely dedicated to delivering on our mission of positively impacting people’s lives, every day in every home. This focus and obsession to win requires a unique mindset. Competition for highly skilled personnel is intense. We compete with many other companies for engineers and product designers with meaningful experience in designing, developing and managing products and software, as well as for skilled marketing, operations and support service professionals, and we may not be successful in attracting and retaining the professionals we need. We may need to invest significant amounts of cash and equity to attract and retain new and highly skilled employees, and may never realize returns on these investments. If we are not able to effectively recruit, hire, train, integrate and retain employees, our ability to achieve our strategic objectives may be adversely impacted and our business, financial condition and results of operations may be harmed.

In addition to hiring and integrating new employees, we must continue to focus on retaining our key employees who foster and promote our innovative corporate culture. Our future performance depends on the continued services and contributions of our Chief Executive Officer, Mr. Barrocas, who is critical to the development of our business and growth strategy, in addition to other key employees to execute on our business plan and to identify and pursue new opportunities and solutions. The failure to properly develop or manage succession plans or develop leadership talent or the loss of services of key employees could significantly delay or prevent the achievement of our strategic objectives. From time to time, there have been and may continue be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period; therefore, they could terminate their employment with us at any time. We also do not have key person insurance on the life of any of our executive officers or other key personnel. The loss of one or more of our key employees (including any limitation on the performance of their duties or short-term or long-term absences as a result of illness or other factors) could adversely affect our business, financial condition and results of operations.

Risks Related to Intellectual Property, Information Technology and Data Privacy

Claims by third parties that we are infringing their intellectual property and other litigation could adversely affect our business.

From time to time we have been, and expect we will continue to be, subject to claims that we are infringing the patents and other intellectual property of others, and it is possible that third parties will assert infringement, misappropriation, unfair competition or similar claims against us in the future. An adverse finding against us in these or similar patent or other intellectual property litigation or disputes may have a material adverse effect on our business, financial condition and results of operations. Any such claims, with or without merit, could be time consuming and expensive and may require us to incur substantial costs, including the diversion of the resources of management and technical personnel, cause product delays or require us to redesign our products or enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. If we are deemed to be infringing or otherwise violating a third party’s intellectual property and are unable to continue using that intellectual property as we had been, our business and results of operations could be harmed if we are unable to successfully develop non-infringing alternative products or features on a timely basis or license non-infringing alternatives or substitutes, if any exist, on commercially reasonable terms. In addition, an unfavorable ruling in intellectual property litigation could subject us to significant liability, as well as require us to cease developing, manufacturing or selling the affected products or using the affected processes or product feature. Any significant restriction on our proprietary or licensed intellectual property or operations that impedes our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.

If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.

Our success with our proprietary products depends, in part, on our ability to protect our current and future technologies and products and to defend our intellectual property rights, including our patent, trade secret, copyright and trademark rights. If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which may reduce consumer demand for our products and adversely affect our business, financial condition and results of operations.

We hold numerous design and utility patents, in numerous jurisdictions, that cover a wide variety of products and processes. We cannot be certain that we will receive patents for any of our patent applications or that any existing or future patents that we receive or license will provide competitive advantages for our products. We also cannot be sure that competitors will not challenge and potentially invalidate any existing or future patents that we receive or license. In addition, patent rights may not prevent competitors from developing, using or selling products that are similar or functionally equivalent to our products.

A cybersecurity breach or failure of one or more key information technology systems could have a material adverse effect on our business or reputation.

We rely extensively on information technology (“IT”) systems, networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. Disruption or failures of our IT systems could have a material adverse effect on our business.

Our IT systems have been, and will likely continue to be, subject to security breaches, operational data loss, general disruptions in functionality, computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyberattacks. We continue to assess potential threats and make investments seeking to address and prevent these threats, including monitoring of our networks and systems using an artificial intelligence-based detection and automated response platform, and upgrading skills, employee training and security policies for us and our third-party providers. However, because the techniques used in these cyberattacks change frequently (including the used of artificial intelligence to execute sophisticated attacks) and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts will prevent breaches or breakdowns to our or our third-party providers’ databases or systems or that such breaches or breakdowns will not have a material adverse impact on our business, financial condition and results of operations. If the IT systems, networks or service providers we rely upon fail to function properly or if we or one of our third-party providers suffer a loss, significant unavailability of or disclosure of our business or stakeholder information and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action, including administrative fines. The costs and operational consequences of responding to breaches and implementing remediation measures could be significant.

We may not be able to enforce our intellectual property rights throughout the world.

We may be required to protect our proprietary technology in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location due to costs, complexities or other reasons. Filing, prosecuting, maintaining, defending and enforcing patents and other intellectual property rights on our products and technologies in all countries throughout the world would be prohibitively expensive and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection or other intellectual property rights to develop their own products and technologies and, further, may export otherwise infringing, misappropriating or violating products and technologies to territories where we do not have patent or other intellectual property protection or we do have such protection but enforcement is not as strong as that in the United States. These products and technologies may compete with our products and technologies, and our intellectual property rights may not be effective or sufficient to prevent them from competing.

In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside of the United States. For example, we maintain operations in China, where third parties manufacture a majority of our products, and we currently sell our products and manage operations in multiple additional jurisdictions outside of the United States. Subject to contractual confidentiality obligations, we are required to share significant product design and manufacturing information and materials with third parties necessary for the design and manufacture of our products. We cannot be sure that our data or intellectual property will not be compromised through cyber-intrusion, theft or other means, particularly when the data or intellectual property is held by partners in foreign jurisdictions. Should our intellectual property be compromised, it may be difficult to enforce our rights in China and other foreign jurisdictions in which we operate, which could harm our business, financial condition and results of operations.

These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of intellectual property rights outside of the United States. In addition, the legal systems of some countries, particularly developing countries, may not favor or facilitate the enforcement of intellectual property protection. This could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property rights. Accordingly, we may choose not to seek protection in certain countries, and we will not have the benefit of protection in such countries. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and the attention of our management from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our products and technologies and the enforcement of intellectual property rights. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be harmed significantly.

We rely on trade secrets, know-how and other proprietary information in operating our business. If this information is not adequately protected, then it may be disclosed or used in an unauthorized manner. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may arise as to the proprietary rights to such information, which may not be resolved in our favor. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management. In addition, while it is our policy to require certain of our employees, suppliers, consultants, advisors and independent contractors who may be involved in the conception or development of intellectual property rights for us to execute agreements assigning such intellectual property rights to us, we cannot guarantee that we have entered into such agreements with each party that may have developed intellectual property rights for us. Individuals involved in the development of intellectual property rights for us may make adverse ownership claims to our current and future intellectual property rights, which may compromise our ability to pursue commercial objectives that utilize our intellectual property assets. The assignment of intellectual property rights in agreements entered into by individuals involved in the development of intellectual property rights for us may not be self-executing, or the assignment agreements otherwise may be insufficient or breached, and we may not be able to obtain adequate remedies for such breaches. We may be forced to bring claims against third parties or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property rights. Additionally, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property rights owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.

The risk that other parties may breach confidentiality agreements or that our trade secrets become known or independently discovered by competitors could harm us by enabling our competitors, who may have greater experience and financial resources, to copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies. The unauthorized use or disclosure of our trade secrets would impair our competitive position, thereby weakening demand for our products and harming our ability to maintain or increase our consumer base.

We are subject to data security and privacy risks that could negatively affect our reputation, business, financial condition and results of operations.

In addition to our own sensitive and proprietary business information, we handle transactional and personal information about our employees, consumers, suppliers and retailers. Hackers and data thieves are increasingly sophisticated and operate social engineering, such as phishing and large-scale, complex automated attacks that can evade detection for long periods of time. Our systems also may depend, directly or indirectly, on networks or systems developed by third parties (such as open source libraries, web hosting facilities or vendor software) and we may have limited visibility into the robustness of the security practices followed during design, development or remediation of third party networks or systems. Any breach of our or our service providers’ network or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers’, users’ or employees’ personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and retailer relationships and damage to our reputation, resulting in lost sales and consumers, fines, lawsuits or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach. Moreover, we have outsourced certain technology services and administrative functions to third-party service providers and may outsource additional functions in the future. If these service providers do not perform effectively or experience failures, we may experience similar issues depending on the function involved.

In addition, as a global company, we are subject to global privacy and data security laws, regulations and codes of conduct that apply to our various business units. These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting our business.

New and emerging global and local laws on privacy, data and related technologies, as well as industry self-regulatory codes, are creating new compliance obligations and expanding the scope of potential liability, either jointly or severally with our retailers and suppliers. These new and emerging laws, regulations and codes may affect our ability to reach current and prospective consumers, to respond to consumer requests under the laws (such as individual rights of access, correction and deletion of their personal information) and to implement our business models effectively. The costs of compliance or failure to comply with such laws, regulations, codes of conduct and expectations could have a material adverse effect on our business, financial condition and results of operations. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, investigations or proceedings against us by governmental entities or others, damage to our reputation and credibility and could have a negative impact on net sales and profits.

For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018, and has been transposed into the national laws of the United Kingdom (the “U.K. GDPR”) following the exit of the United Kingdom from the European Union in a currently substantially unvaried form which is likely to be subject to divergence from the GDPR over time. While the United States does not have a federal privacy law yet, California passed the California Consumer Privacy Act, which took effect in 2020 and was amended by the California Privacy Rights Act, which became effective on January 1, 2023 (the “CCPA”). Many other states have also passed state privacy laws imposing new regulatory requirements, some of which have become effective and others we expect to become effective in the near term. These laws impose additional obligations on companies such as ours regarding the handling of personal data and provide certain individual privacy rights to persons whose data is processed or stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR, U.K. GDPR and U.S. state privacy laws like the CCPA) and regulations can be costly. In particular, GDPR and U.K. GDPR can each trigger similar and separate administrative fines for noncompliance up to €20 million (£17.5 million) or 4% of annual global revenue, whichever is higher.

We are also subject to evolving European Union and U.K. privacy laws on cookies and e-marketing. In the European Union and the United Kingdom, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. The European Commission announced its intention to withdraw the proposed ePrivacy Regulation in February 2025. As a result, existing requirements under the EU ePrivacy Directive (as implemented by EU Member States), the U.K.’s PECR, and related guidance and enforcement activity remain applicable, and may continue to evolve. More recently, the European Commission has proposed reforms (including as part of its “Digital Omnibus” proposals) that would, among other things, seek to modify the EU cookie and tracking-technology framework, but these proposals remain subject to the EU legislative process. Recent guidance and case law in the European Union and the United Kingdom require opt-in, informed consent for the placement of a cookie or similar tracking technologies on a consumer’s device and for direct electronic marketing. The GDPR and U.K. GDPR also impose conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure consents are sought for cookie or tracking technology. Ongoing developments in the European Union could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies and e-marketing may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand consumers and measure and optimize advertising performance.

A variety of state, national, foreign and international laws and regulations in addition to those discussed above apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Compliance with these laws and regulations can be costly and can delay or impede the development of new products.

Our actual or alleged failure to comply with applicable laws, regulations or policies or to protect personal data could result in enforcement actions and significant penalties against us, which could result in negative publicity, reputational risks, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition and results of operations.

Recent changes to patent laws in the United States and in foreign jurisdictions may limit our ability to obtain, defend and/or enforce our patents.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the U.S. federal courts and the U.S. Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent laws or regulations in other countries or jurisdictions, changes in the governmental bodies that enact them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.

If we fail to comply with our obligations under license, technology or intellectual property agreements with third parties, we may be required to pay damages and we could lose license, technology or intellectual property rights that are critical to our business.

We license certain intellectual property rights, including technologies, data, content and software from third parties, that are important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology, including under our agreements with JS Global and certain affiliates of JS Global. If we fail to comply with any of the obligations under our license agreements, we may be subject to liability or required to pay damages, and the licensor may have the right to terminate the license. Termination by the licensor may cause us to lose valuable rights and could prevent us from selling our products or inhibit our ability to commercialize future products. Our business could suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property rights are found to be invalid or unenforceable or infringe or otherwise violate third-party rights or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain technologies are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors or other third parties may own or control intellectual property rights that have not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing, misappropriating or otherwise violating the licensor’s or other third party’s rights. In addition, the agreements under which we license intellectual property rights or technology from third parties are generally complex and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property rights or technology or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.

Some of our products and technologies contain open source software, which may pose particular risks to our proprietary software, products and technologies in a manner that could have a material and adverse effect on our business, financial condition and results of operations.

We use open source software in connection with our products and technologies and anticipate using open source software in the future. Some open source software licenses require users who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute the products or technologies related to, the open source software subject to those licenses. Our open source software could be used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, or claims could be made that such use had occurred, in part because open source license terms are often ambiguous. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, any open source software or derivative works that we have developed using such software, which could include proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or technologies unless and until we can recode or reengineer such source code in a manner that avoids infringement. This reengineering process could require us to expend significant additional research and development resources, and we may not be able to complete the reengineering process successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protection regarding infringement claims or the quality of the code. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and technologies that are similar to or better than ours. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.

If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new products in the future.

In the future, we may identify additional third-party intellectual property rights we may need to license in order to engage in our business, including to develop or commercialize new products or technologies. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and other well-established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources or greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales or anticipated sales of our products. Such royalties are a component of the cost of our products and may affect the margins on our products. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property rights licensed to us. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if our licensors fail to abide by the terms of the licenses, if our licensors fail to prevent infringement by third parties or if the licensed intellectual property rights are found to be invalid or unenforceable, our business, financial condition and results of operations could be materially and adversely affected. Moreover, we could encounter delays in the introduction of products while we attempt to develop alternatives. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, which could have a material adverse effect on our competitive position, business, financial condition and results of operations.

We rely on operating system providers and app stores to support some of our products and technologies, including our app, and any disruption, deterioration or change in their services, policies, practices, guidelines and/or terms of service could have a material adverse effect on our reputation, business, financial condition and results of operations.

The success of some of our products and technologies depends upon the effective operation of certain mobile operating systems, networks and standards that are run by operating system providers and app stores (“Providers”). We do not control these Providers and as a result, we are subject to risks and uncertainties related to the actions taken, or not taken, by these Providers. We largely utilize Android-based and iOS-based technology for our SharkClean app.

The Providers that control these operating systems frequently introduce new technology, and from time to time, they may introduce new operating systems or modify existing ones. Further, we are also subject to the policies, practices, guidelines, certifications and terms of service of Providers’ platforms on which we publish our SharkClean app and content. These policies, guidelines and terms of service govern the promotion, distribution, content and operation generally of applications and content available through such Providers. Each Provider has broad discretion to change and interpret its terms of service, guidelines and policies and those changes may have an adverse effect on our or our consumers’ ability to use our products and technologies. A Provider may also change its fee structure, add fees associated with access to and use of its platform or app store, limit the use of personal information and other data for advertising purposes or restrict how users can share information on their platform or across other platforms. If we or our consumers were to violate a Provider’s terms of service, guidelines, certifications or policies or if a Provider believes that we or our consumers have violated, its terms of service, guidelines, certifications or policies, then that Provider could limit or discontinue our or our consumers’ access to its platform or app store. In some cases, these requirements may not be clear and our interpretation of the requirements may not align with the interpretation of the Provider, which could lead to inconsistent enforcement of these terms of service or policies against us or our consumers and could also result in the Provider limiting or discontinuing access to its platform or app store. If our products and technologies are unable to work effectively on or with these operating systems, either because of technological or operational constraints or because the Provider impairs our ability to operate on their platform, this could have a material adverse effect on our business, financial condition and results of operations.

If any Providers, including either Google (for Android) or Apple (for iOS) stop providing us with access to their platform or infrastructure, fail to provide reliable access, cease operations, modify or introduce new systems or otherwise terminate services, the delay caused by qualifying and switching to other operating systems could be time consuming and costly and could materially and adversely affect our business, financial condition and results of operations. Any limitation on or discontinuation of our or our consumers’ access to any Provider’s platform or app store could materially and adversely affect our business, financial condition, results of operations or otherwise require us to change the way we conduct our business.

Use of artificial intelligence in our operations and product offerings could result in reputational or competitive harm, legal or regulatory liability and adverse impacts on our results of operations.

We have incorporated, and expect to continue to incorporate in the future, artificial intelligence (“AI”) solutions into our operations and product offerings, and the use of AI involves various risks and challenges that could adversely affect our business, financial condition or results of operations. We currently use AI to help improve our customer service, advance our data analytics engine new product developments and increase efficiency in our internal operations. For example, the Company recently launched an eCommerce AI-powered contact center platform that autonomously handles routine consumer inquiries. The use, development and deployment of AI systems or the AI systems of third-party AI vendors involve inherent technical complexities and uncertainties, and these. AI systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms, which could compromise the reliability and effectiveness of our products and services based on AI. In addition, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

The use of AI applications, including large language models, has resulted in, and may in the future result in, cybersecurity vulnerabilities or incidents that implicate the personal information, intellectual property, proprietary data or other sensitive information of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues (including risks of bias, inaccurate or misleading outputs, and intellectual property, confidentiality, or consumer protection concerns), and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, regulatory scrutiny or legal liability.

The increased adoption of AI technologies in our products and services may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks or other complications that could adversely affect our business, reputation or financial results. The regulatory landscape governing AI technologies is evolving rapidly, and various jurisdictions, including Europe (including the EU Artificial Intelligence Act (the “EU AI Act”), which entered into force on August 1, 2024 and is being phased in) and certain U.S. states and localities (including Colorado’s AI Act, effective February 1, 2026, and laws regulating automated employment decision tools), have proposed or already adopted laws governing the use, development and deployment of AI technologies. Changes in laws, regulations or enforcement practices may impose new compliance requirements, restrict certain AI applications or increase our regulatory obligations, which could negatively impact our business and results of operations.

IoT connected product offerings could result in reputational or competitive harm, legal or regulatory liability and adverse impacts on our results of operations.

We are subject to risks associated with compliance obligations and security requirements for our connected products. We manufacture and sell connected consumer products, including robot vacuum and outdoor grill models, that incorporate wireless technologies and communicate through mobile applications or cloud services. These products are subject to evolving domestic and international regulatory requirements applicable to connected devices, including the European Union’s Radio Equipment Directive ("RED") and the United Kingdom’s Product Security and Telecommunications Infrastructure Act ("PSTI"). These and similar regulations impose obligations relating to device cybersecurity, data protection, vulnerability management, secure update processes and transparency regarding security support periods. Compliance with these requirements may increase our development, testing and documentation costs, and any delays or failures in achieving or demonstrating compliance could impact product availability or result in enforcement actions.

As we expand our portfolio of connected products, we expect to face increasing regulatory complexity and scrutiny. Failure to comply with applicable Internet of Things (“IoT”) security, safety or privacy requirements may result in product shipment delays in regulated markets, remediation costs, civil penalties or other regulatory actions. In addition, vulnerabilities in device firmware, software, wireless interfaces, mobile applications or cloud services could expose us to cybersecurity incidents affecting product performance, confidentiality of consumer data or device integrity. Any such incidents, whether actual or perceived, could result in negative publicity, damage to consumer trust, product returns, regulatory investigations or claims, any of which could have a material adverse effect on our business, financial condition and results of operations.

Regulation of connected devices continues to evolve globally, including emerging requirements such as the proposed European Cyber Resilience Act and various U.S. federal and state IoT security initiatives. Changes in regulatory expectations, inconsistent requirements across jurisdictions or increased obligations related to supply chain security could further increase compliance costs or impede our ability to design, manufacture or sell connected products in certain markets.

Failures or security vulnerabilities in the cloud-based platforms, mobile applications, and other backend systems that support our connected products could expose us to significant operational, legal and reputational risks.

Our connected products rely on backend infrastructure—including cloud hosting environments, device management platforms, authentication services, data processing pipelines and mobile application interfaces—to enable core product functionality, such as device setup, remote control, performance monitoring and over-the-air updates. These backend systems may be developed, operated or maintained by us or by third-party service providers over whom we may have limited control or visibility. If these systems experience a cybersecurity incident, vulnerability, outage, misconfiguration or other operational failure, the functionality of our connected products may be impaired, disabled or otherwise degraded, which could adversely affect the consumer experience and confidence in our brand.

A compromise of our IoT backend systems could also result in unauthorized access to consumer accounts, device telemetry or other information associated with product use, even if such data is not sensitive in nature. Any perceived or actual misuse, exposure or unavailability of this information could lead to negative publicity, increased customer support costs, product returns, loss of consumer trust, regulatory scrutiny or potential liability. Additionally, an inability to securely deliver firmware or software updates may hinder our capacity to remediate vulnerabilities in connected devices already in the market, potentially compounding the impact of a security incident.

Risks Related to Our Legal, Tax and Regulatory Environment

From time to time, we may be subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention and materially harm our business, financial condition and results of operations.

From time to time, we have been, and may continue to be, subject to claims, lawsuits, including class actions, government investigations and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes and other matters that could adversely affect our business, financial condition and results of operations. See “Item 3. Legal Proceedings.” As we have grown, we generally have seen a rise in the number and significance of such disputes and inquiries, and we may face increased exposure to securities litigation as a public company. Litigation and regulatory proceedings that we are currently facing, or could face, may be protracted and expensive and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, regardless of their subject matter or merits, any claims, lawsuits, including class actions, government investigations and other proceedings may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines or require us to modify our products or technologies, make products unavailable or require us to stop offering certain features, all of which could negatively affect our business, financial condition and results of operations.

The results of litigation, investigations, claims and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters and the time and resources necessary to litigate or resolve them, could harm our business, financial condition and results of operations. In addition, we have agreed to provide indemnification in connection with prior acquisitions or dispositions for certain of these matters, and we cannot provide assurances that material indemnification claims will not be brought against us in the future.

Our business involves the potential for product delays, product recalls, product liability and other claims against it, which could affect our business, financial condition and results of operations.

We manufacture products exclusively through our suppliers. As a designer, marketer and distributor of consumer products, we are subject to the United States Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Product Safety Commission (the “CPSC”) to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Our products may contain defects and errors, and may in the future contain defects and errors, when first introduced, when new versions or enhancements are released or even after these products have been on the market for some time. There can be no assurance we will be able to detect, prevent or fix all defects or errors, and the presence of any such defects or errors in our products may result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, reputational harm, product recalls and liability exposure, all of which may adversely affect our business, financial condition and results of operations.

We are regularly subject to inquiries from regulators about product safety in the United States and in other jurisdictions. Under certain circumstances, the CPSC or comparable foreign agency could require us to repair, recall, replace or refund the purchase price of one or more of our products or potentially even discontinue entire product lines. We also may voluntarily take such action within strictures recommended by the CPSC or other regulators. The CPSC and other regulators also can impose fines or penalties on a supplier for noncompliance with its requirements. Furthermore, failure to timely notify the CPSC or other regulators of a potential safety hazard can result in significant fines being assessed. Additionally, laws regulating consumer products exist in certain states and some cities in the United States, as well as other countries in which our products are sold, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products, monetary judgment, fine or other penalty could be costly and damaging to our brands and our reputation. If we were required to remove, or we voluntarily removed, any of our products from the market, our reputation could be impaired and we may have large quantities of finished products that we may not be able to sell. We also face exposure to product liability claims and litigation in the event that one or more of our products is alleged to have resulted in bodily injury, property damage or other adverse effects. Furthermore, the occurrence of any material defects in our products could expose us to product liability claims in excess of our insurance coverage or current reserves, and if our insurance coverage or current reserves are inadequate to cover future product liability claims on our products, our business, financial condition and results of operations may be harmed.

In addition to the risk of monetary judgments or other penalties that may result from product liability claims, such claims could result in negative publicity that could harm our reputation, adversely impact our brands or result in an increase in the cost of producing our products. As a result, these types of claims could have a material adverse effect on our business, financial condition and results of operations. We also face exposure to class action lawsuits related to the performance, safety or advertising of our products. Such class action suits could result in substantial monetary judgments and injunctions related to the sale of products and could potentially damage our reputation, business, financial condition and results of operations.

Public perceptions that some of the products we produce and market are not safe could adversely affect us.

On occasion, consumers have alleged that some of our products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that any of our products are not safe, whether justified or not, could impair our reputation, damage our brands and have a material adverse effect on our business, financial condition and results of operations. In addition, we rely on certain third-party trademarks, brand names and logos of which we do not have exclusive use. Public perception that any such third-party trademarks, brand names and logos used by us are not safe or otherwise have negative reputations or associations, whether justified or not, could have a material adverse effect on our business, financial condition and results of operations.

Compliance with various public health, consumer protection and other regulations applicable to our products and facilities could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Certain of our packaging materials and products sold through, and/or facilities operated under, each of our business segments are regulated by the CPSC, the Federal Communications Commission, the U.S. Environmental Protection Agency, the Occupational Safety and Health Administration, the U.S. Food and Drug Administration (the “FDA”), the FTC and other federal or state consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. Failure to comply with such regulatory requirements could result in government-imposed fines, stop sale orders or other penalties, as well as consumer litigation. Our inability to obtain, or the cancellation of, any registration or approval required by such agencies could have an adverse effect on our business, financial condition and results of operations. The severity of the effect could depend, among other things, on factors such as which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients, but we may not always be able to avoid or minimize these risks.

Certain of our products may be regulated under programs within the United States, Canada, the United Kingdom, the European Union or in other countries that may require that those products and the associated product packaging be recycled or managed for disposal through a designated recycling program. Some programs are funded through assessment of a fee on the suppliers, including us. We do not expect that such programs will cause us to incur expenditures that are material to our business, financial condition or results of operations; however, it is possible that our future liability could be material. Furthermore, where we make claims about our products’ recyclability, recycled content or other environmental attributes, we are subject to enforcement by the FTC that any such claims are not false or misleading.

In addition, certain of our personal care products are subject to various laws and regulations that regulate medical devices and cosmetic products and set forth regulations that, among other things, determine how a product is classified and can be marketed. The FDA has broad regulatory powers in the areas of clinical testing, manufacturing and labeling of medical devices. Medical devices must be labeled in accordance with the FDA’s general device labeling requirements and whatever particular label requirements the FDA may designate for that type of device. We may in the future develop and sell other products that are considered medical devices with cosmetic benefit by the FDA or foreign jurisdictions.

Any failure to comply with U.S. or foreign consumer safety, food and/or environmental laws or regulations could result in us incurring substantial costs, including fines, penalties and other civil and criminal sanctions, civil damages or the prohibition of sales of our products. Such legal and regulatory requirements and the enforcement thereof change frequently, have tended to become more stringent over time and could require us to incur significant expenses. Our retailers routinely require certification by independent third-party laboratories, such as UL Solutions, Inc., which are engaged in the testing of our products for compliance with certain nationally accredited standards in the markets in which we operate. Failure to obtain retailer-required certifications could result in the inability to sell our products.

Given the increasing number of foreign laws to which we are subject and the high level of complexity of these laws, there is a risk that some provisions may be inadvertently violated by us, for example, through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. If we incur liability for noncompliance under these laws or regulations, we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products, which would negatively affect our business, financial condition and results of operations. In addition, any negative publicity directed to us as a result of lawsuits, regulatory proceedings and legislative proposals could harm our brands or otherwise impact the growth of our business. Any costs incurred as a result of compliance efforts or other liabilities under these laws or regulations could harm our business, financial condition and results of operations.

Significant changes to U.S. trade policies that restrict imports or increase import tariffs and the responses of other countries have had, and we will expect will continue to have, a material adverse effect on our business.

There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, the European Union, Canada and Mexico, with respect to trade policies, treaties, tariffs and customs duties. In particular, the U.S. government has imposed or announced new or additional tariffs on products imported from certain countries, and some countries have responded with new or increased tariffs of their own. The amount of the import tariff and the number of products subject to tariffs have changed multiple times based on actions by the U.S. government. For example, on February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. These imposed and announced tariffs have impacted, or have the potential to impact, our imports from other countries. In particular, the U.S. and Chinese governments implemented, and subsequently paused, modified, and/or increased, tariffs on goods being imported into either country. The situation remains fluid, and there can be no assurance that further actions by the U.S. or another country will not have an adverse impact on our business, operations and access to products manufactured in China or elsewhere outside the U.S.

A significant proportion of our products are manufactured in China, Vietnam and other regions outside of the United States. Accordingly, such U.S. policy changes have made it, and may continue to make it, difficult or more expensive for us to obtain certain products manufactured outside the United States, which have affected and could continue to affect our net sales and profitability. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the U.S., tax policies related to international commerce, export controls, sanctions and investment restrictions, import or use of foreign communications equipment, or other trade matters. Retaliatory tariff and trade measures imposed by other countries could affect our ability to export products and therefore adversely affect our net sales. Any of these factors could depress economic activity and restrict our access to suppliers, retailers or consumers and could have a material adverse effect on our business, financial condition and results of operations as well as affect our strategy in China, Vietnam and elsewhere around the world. There can be no assurance that any tariff exposure mitigation efforts we take will be successful.

We are subject to governmental export and import controls, customs and economic sanction laws that could subject us to liability and impair our ability to compete in international markets.

The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, as well as customs and other import regulatory requirements. Our products may be subject to U.S. export controls. Compliance with applicable regulatory requirements regarding the import and export of our products may create delays in the introduction of our products in international markets and, in some cases, prevent the export of our products to some countries altogether. Over the past year, several countries have imposed far-reaching export controls with respect to geopolitical conflicts in addition to export control measures targeting certain industries. We do not believe our products are directly impacted by these recent measures, but we cannot rule out the possibility that these measures could have an indirect negative impact on our business and our ability to source certain products from key jurisdictions.

Furthermore, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and other relevant agencies of the U.S. government administer certain laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, from conducting activities, transacting business with or making investments in certain countries or with governments, entities and individuals subject to U.S. economic sanctions. Similar economic sanctions are imposed by the European Union and other jurisdictions. Sanctions may evolve rapidly and with far-reaching impact on global business—for example, over the past year, the United States, the United Kingdom, the European Union, as well as certain other countries have imposed multiple rounds of significant sanctions in response to geopolitical conflicts. Our international operations subject us to these laws and regulations, which are complex, restrict our business dealings with certain countries, governments, entities and individuals and are constantly changing. Penalties for noncompliance with these complex laws and regulations can be significant and include substantial fines, sanctions or civil and/or criminal penalties and violations can result in adverse publicity, which could harm our business, financial condition and results of operations. Business could be conducted with targets of U.S. sanctions or conducted by our retailers. Any such business could have negative consequences, including government investigations, penalties and reputational harm. Our failure to obtain required import or export approval for our products or to comply with applicable laws and regulations with regard to our import and export activity, could harm our international and domestic sales and adversely affect our net sales.

We could be subject to future enforcement action with respect to compliance with governmental export and import controls, customs laws and economic sanctions laws that result in penalties, costs and restrictions on export privileges that could have an adverse effect on our business, financial condition and results of operations.

Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.

We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or government controlled entities. We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws generally prohibit companies, their employees and third-party intermediaries from corruptly promising, authorizing, offering or providing, directly or indirectly, improper payments of anything of value to government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any improper advantage. Certain laws, including the U.K. Bribery Act, also prohibit soliciting or receiving bribes or improper payments. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls.

Some of the countries where we operate or where our products are sold may not have as strong a commitment to anti-corruption and ethical behavior as is required by U.S. laws or by our corporate policies. Noncompliance with anti-corruption, anti-bribery, anti-money laundering or similar laws and regulations could subject us to substantial fines, whistleblower complaints, adverse media coverage, investigations and severe administrative, civil and criminal sanctions and penalties, collateral consequences, including restrictions on the marketing of our products in certain countries, remedial measures and legal expenses, all of which could have a material adverse effect on our reputation, business, financial condition and results of operations. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

In addition, if any person in the Cayman Islands knows or suspects, or has reasonable grounds for knowing or suspecting that another person is engaged in criminal conduct or money laundering, or is involved with terrorism or terrorist financing and property or proliferation financing or is the business combination partner of a financial sanction, and the information for that knowledge or suspicion came to their attention in the course of business in the regulated sector, or other trade, profession, business or employment, the person will be required to report such knowledge or suspicion to (i) the Financial Reporting Authority of the Cayman Islands (the “FRA”), pursuant to the Proceeds of Crime Act (As Revised) of the Cayman Islands, if the disclosure relates to criminal conduct, money laundering or proliferation financing or is the business combination partner of a financial sanction, or (ii) a police officer of the rank of constable or higher, or the FRA, pursuant to the Terrorism Act (As Revised) of the Cayman Islands, if the disclosure relates to involvement with terrorism or terrorist financing and property. Such a report shall not be treated as a breach of confidence or of any restriction upon the disclosure of information imposed by any enactment or otherwise. We reserve the right to refuse to make any payment to a shareholder if our directors or officers suspect or are advised that the payment to such shareholder might result in a breach of applicable anti-money laundering, counter-terrorist financing, prevention of proliferation financing and financial sanctions or other laws or regulations by any person in any relevant jurisdiction, or if such refusal is considered necessary or appropriate to ensure our compliance with any such laws or regulations in any applicable jurisdiction.

Should a shareholder or its duly authorized delegates or agents be, or become (or is believed by the company or its affiliates (“Agents”) to be or become) at any time while it owns or holds an interest in the company, (a) an individual or entity named on any sanctions list maintained by the United Kingdom (including as extended to the Cayman Islands by Orders in Council) or the Cayman Islands or any similar list maintained under applicable law or is otherwise subject to applicable sanctions in the Cayman Islands (a “Sanctions Subject”) or (b) an entity owned or controlled directly or indirectly by a Sanctions Subject, as determined by the company in its sole discretion, then (i) the company or its Agents may immediately and without notice to the shareholder cease any further dealings with the shareholder or freeze any dealings with the interests or accounts of the shareholder (e.g., by prohibiting payments by or to the shareholder or restricting or suspending dealings with the interests or accounts) or freeze the assets of the company (including interests or accounts of other shareholders who are not Sanctions Subjects), until the relevant person ceases to be a Sanctions Subject or a license is obtained under applicable law to continue such dealings (a “Sanctioned Persons Event”), (ii) the company and its Agents may be required to report such action or failure to comply with information requests and to disclose the shareholder’s identity (and/or the identity of the shareholder’s beneficial owners and control persons) to the Cayman Islands Monetary Authority, the Cayman Islands Financial Reporting Authority, or other applicable governmental or regulatory authorities (without notifying the Subscriber that such information has been so provided) and (iii) the company and its Agents have no liability whatsoever for any liabilities, costs, expenses, damages and/or losses (including but not limited to any direct, indirect or consequential losses, loss of profit, loss of revenue, loss of reputation and all interest, penalties and legal costs and all other professional costs and expenses) incurred by the shareholder as a result of a Sanctioned Persons Event.

Changes in tax laws or unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in various jurisdictions around the world. Our effective income tax rate could be adversely affected in the future by a number of factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations or their interpretations and application and the outcome of income tax audits in any of the jurisdictions in which we operate or are otherwise subject to tax. Our effective tax rate may also be impacted by changes in the geographic mix of our earnings.

A significant change in U.S. tax law, or that of other countries where we operate or have a presence, may materially and adversely impact our income tax liability, provision for income taxes and effective tax rate. We regularly assess all of these matters to determine the adequacy of our income tax provision, which is subject to significant judgment.

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in our historical income tax provisions and accruals. There can be no assurance that the resolution of any audits or litigation will not have an adverse effect on future operating results.

The Organisation for Economic Cooperation and Development (the “OECD”) is conducting a project focused on base erosion and profit shifting in international structures, which seeks to establish certain international standards for taxing the worldwide income of multinational companies. In addition, the OECD is working on a “BEPS 2.0” initiative, which is aimed at (i) shifting taxing rights to the jurisdiction of the consumer and (ii) ensuring all companies pay a global minimum tax. In December 2022, the member states of the European Union unanimously voted to adopt the OECD’s minimum tax rules and phase them into national law, and in February 2023 the OECD released technical guidance on the global minimum tax which was agreed by consensus of the BEPS 2.0 Pillar Two signatory jurisdictions. Under the European Union’s minimum tax directive, member states are to adopt domestic legislation implementing the minimum tax rules effective for periods beginning on or after December 31, 2023, with the “under-taxed profit rule” to take effect for periods beginning on or after December 31, 2024. Legislatures in multiple countries outside of the European Union have also drafted legislation to implement the OECD’s minimum tax proposal. As a result of these developments, the tax laws of certain countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and therefore could harm our business, cash flows, results of operations and financial position.

We may be subject to the Economic Substance Regime in the Cayman Islands.

The Cayman Islands, together with several other non-European Union jurisdictions, have introduced legislation aimed at addressing concerns raised by the Council of the European Union and the OECD as to offshore structures engaged in certain activities which attract profits without real economic activity. The International Tax Co-operation (Economic Substance) Act (As Revised) (the “Cayman Economic Substance Act”) came into force in the Cayman Islands in January 2019, introducing certain economic substance requirements for in-scope Cayman Islands entities which are engaged in certain geographically mobile business activities (“relevant activities.”). As we are a Cayman Islands company, compliance obligations include filing annual notifications, which need to state whether we are carrying out any relevant activities and, if so, whether we have satisfied economic substance tests to the extent required under the Cayman Economic Substance Act. Failure to satisfy these requirements may subject us to penalties under the Cayman Economic Substance Act.

The Chinese government may intervene in or influence our operations or the operations of our third party suppliers at any time, which could result in a material change in our business, financial condition and results of operations as well as the value of our ordinary shares.

Currently, we maintain operations in China where various third party suppliers manufacture a majority of our products. The Chinese government has significant oversight and discretion over the conduct of these suppliers in China and may intervene or influence their operations as the government deems appropriate to further regulatory, political and societal goals. The Chinese government has published policies that significantly affect certain industries and we cannot rule out the possibility that it will, in the future, implement regulations or policies that impact our suppliers, which may adversely affect our business, financial condition and results of operations. In addition, the Chinese government may, in the future, seek to affect operations of any company with any level of operations in China. If we were to become subject to the direct intervention or influence of the Chinese government at any time due to changes in policies, regulations, laws or otherwise, our business, financial condition and results of operations as well as the value of our ordinary shares could be adversely impacted.

Focus by governmental and non-governmental organizations, consumers and shareholders on sustainability issues, including those related to climate change, may increase our costs and litigation risks, which may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

Expectations of our company relating to environmental, social and governance (“ESG”) factors may impose additional costs and expose us to new risks. Certain investors, consumers and other key stakeholders continue to focus on corporate responsibility, specifically related to ESG factors. Some investors, special interest groups, public and consumer interest groups and third-party service providers may also emphasize corporate responsibility ratings and a number of third parties provide reports on companies to measure and assess corporate responsibility performance. We have announced greenhouse gas emissions reduction goals and other climate-related commitments, and we may further communicate certain initiatives and goals regarding ESG matters. These targets could prove more costly or difficult to achieve than we expect, and we may be unable to achieve these targets or any other sustainability goal or commitment at acceptable cost or at all. Increasingly, different stakeholder groups have divergent views on sustainability and ESG matters, which increases the risk that any action or lack thereof with respect to sustainability or ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. So-called “anti-ESG” sentiment has gained some momentum across the U.S., with several states having enacted or proposed anti-ESG policies or legislation. We risk damage to our brands and our reputation in the event that our corporate responsibility procedures or standards do not meet the expectations or standards set by various constituencies. Any failure in our decision-making or related investments in this regard could affect consumer perception of our brands.

Additionally, as climate change, materials use, land use, water use, deforestation, plastic waste, repairability, durability, recyclability or recoverability of packaging, including single-use and other plastic packaging and other sustainability concerns become more prevalent, governmental and non-governmental organizations, some consumers and investors are focusing on these issues. In particular, changing consumer preferences may result in increased consumer concerns and demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging and their environmental impact on sustainability, a growing demand for products that support a circular economy, or increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. This focus on environmental issues and sustainability may result in new or increased regulations and consumer and investor demands that could cause us to incur additional costs or to make changes to our products to comply with any such regulations and address demands. If we are unable to respond or perceived to be inadequately responding to sustainability concerns, consumers may choose to purchase products from a competitor.

Concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. For example, California recently enacted climate disclosure laws that may require companies such as ours to report on greenhouse gas emissions, climate-related financial risks, and the use of carbon offsets and emissions reduction claims. Similarly, we are subject to the requirements of the EU Corporate Sustainability Reporting Directive (and its implementing laws and regulations) and other EU and EU member state regulations, or disclosure requirements on various sustainability topics. These requirements vary across jurisdictions, and may result in increased complexity and cost, for compliance. Increased costs of energy or compliance with emissions standards due to increased legal or regulatory requirements may cause disruptions in or increased costs associated with manufacturing our products. Any failure to achieve our goals with respect to reducing our impact on the environment or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change or other sustainability concerns could adversely affect our business, financial condition, results of operations and reputation.

In addition, certain shareholders may be sensitive to the climate change impacts and mitigation efforts of companies and may demand that companies take a proactive approach to disclosing and/or addressing perceived environmental risks, including risks associated with climate change, relating to their operations. Adverse publicity or climate-related litigation that may result from enhanced disclosure or shareholder perception could have a negative impact on our business, financial condition and results of operations.

We are subject to environmental and health and safety laws and regulations, which could subject us to liabilities, increase our costs or restrict our operations in the future.

Our facilities and operations are subject to a limited number of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. Given that we rely on suppliers to manufacture our products, the principal environmental, health and safety laws that apply to our facilities and operations relate to safe use, storage and management of the few hazardous chemicals used in our operations, reporting inventories of certain hazardous chemicals stored at our facilities to state and local emergency responders and proper storage and management of batteries.

We expect to continue to incur costs to comply with these laws and regulations. If we fail to comply with these laws and regulations, we could incur civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to conduct or fund remedial or corrective measures or perform other actions.

In addition, future developments such as new and more restrictive or changes to existing, environmental, health or safety laws and regulations, more aggressive enforcement of existing laws and regulations or the discovery of presently unknown environmental conditions may require expenditures that could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Financial Condition

Our indebtedness could materially adversely affect our financial condition.

At December 31, 2025, we had $739.1 million in outstanding debt. Our indebtedness could have important consequences to the holders of our ordinary shares, including the following:

•making it more difficult for us to satisfy our obligations with respect to our other debt;

•limiting our ability to refinance any of our other debt or to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate purposes;

•requiring us to dedicate a substantial portion of our cash flows to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•increasing our vulnerability to general adverse economic and industry conditions;

•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•placing us at a disadvantage compared to other, less leveraged competitors; and

•increasing our cost of future borrowings.

In addition, if we are unable to timely reduce our level of indebtedness, we will be subject to increased demands on our cash resources, which could increase our total debt-to-capitalization ratios, decrease our interest coverage ratios, lower our credit ratings, result in a breach of covenants or otherwise adversely affect our business and financial results going forward.

Restrictive covenants in our debt agreements may restrict our ability to pursue our business strategies.

Our credit facilities include certain restrictive covenants, which limit our ability to, among other things:

•incur additional debt;

•issue shares;

•pay dividends or repurchase shares;

•create liens on our assets or provide guarantees;

•enter certain transactions with affiliates;

•make certain investments or loans; or

•dispose of or sell assets, make acquisitions or enter into a merger or similar transaction.

Compliance with such restrictive covenants in our credit facilities may limit our ability to engage in acts that may be in our best long-term interests. Additionally, a breach of any of the restrictive covenants in our credit facilities could result in a default under these facilities. If a default occurs, the lenders under our credit facilities may elect to declare all outstanding borrowings, together with accrued interest, to be immediately due and payable, to terminate any commitments they have to provide further borrowings and to exercise any other rights and remedies they have under the facilities or applicable law, including foreclosing on any collateral securing the facilities.

Our net sales could decline due to changes in credit markets and decisions made by credit providers.

Certain of our retailers and consumers finance their purchase of our products through third-party credit providers with whom we have existing relationships. If we are unable to maintain our relationships with our financing partners, there is no guarantee that we will be able to find replacement partners who will provide our retailers and consumers with financing on similar terms and our ability to sell our products may be adversely affected. Further, reductions in consumer lending and the availability of consumer credit could limit the number of consumers with the financial means to purchase our products. Higher interest rates could increase our costs or the monthly payments for products financed through other sources of consumer financing. In the future, we cannot be assured that third-party financing providers will continue to provide retailers and consumers with access to credit or that available credit limits will not be reduced. Such restrictions or reductions in the availability of consumer credit or the loss of our relationship with our current financing partners, could have an adverse effect on our business, financial condition and results of operations.

Our financial results and future growth could be harmed by currency exchange rate fluctuations.

As our international business grows, our results of operations have been and could continue be adversely impacted by changes in foreign currency exchange rates. Net sales and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements. Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their local currencies. We cannot guarantee that our risk management strategies, including financial hedging instruments, will be effective, and our business, financial condition and results of operations could be adversely impacted.

In addition, the business of our suppliers may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance. Further, under most of our supply agreements, the purchase price payable by us for finished goods is tied to movements in local foreign currency rates. As a result, foreign currency exchange rate fluctuations may adversely impact our business, financial condition and results of operations.

We depend on cash generated from our operations to support our growth, and we may need to raise additional capital, which may not be available on terms acceptable to us or at all.

We primarily rely on cash flow generated from our sales to fund our current operations and our growth initiatives. As we expand our business, we will need significant cash from operations to purchase inventory, increase our product development, expand our supplier relationships, pay personnel, pay for the increased costs associated with operating as a public company, expand internationally and further invest in our sales and marketing efforts. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our current or future credit facility, we may need to obtain additional equity or debt financing. If such financing is not available to us on satisfactory terms or in a timely manner, our ability to operate and expand our business or to respond to competitive pressures could be harmed. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, the ownership of our existing shareholders may be diluted. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of ordinary shares. In addition, any indebtedness we incur may subject us to covenants that restrict our operations and our ability to effectuate certain corporate decisions for our business and will require interest and principal payments that could create additional cash demands and financial risk for us.

Future financing activities may adversely affect our leverage and financial condition.

Subject to the limitations set forth in our debt agreements, we may incur additional indebtedness and issue dividend-bearing redeemable equity interests. We may incur substantial additional financial obligations to enable us to execute our business objectives. These obligations could result in:

•default and foreclosure on our assets if our gross profit after an investment or acquisition are insufficient to repay our financial obligations;

•acceleration of our obligations to repay the financial obligations even if we make all required payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•our immediate payments of all amounts owed, if any, if such financial obligations are payable on demand;

•our inability to obtain additional financing if such financial obligations contain covenants restricting our ability to obtain such financing while the financial obligations remain outstanding;

•our inability to pay dividends on our share capital;

•using a substantial portion of our cash flow to pay principal and interest or dividends on our financial obligations, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•limitations on our flexibility in planning for and reacting to changes in our business and in the industries in which we operate;

•an event of default that triggers a cross default with respect to other financial obligations, including our indebtedness;

•increased vulnerability to adverse changes in general economic, industry, financial, competitive, legislative, regulatory and other conditions and adverse changes in government regulation; and

•limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or change significantly, our business, financial condition and results of operations could be harmed.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of sales and expenses that are not readily apparent from other sources. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors and could result in a decline in our share price.

If our goodwill, other intangible assets or fixed assets become impaired, we may be required to record a charge to our earnings.

We may be required to record future impairments of goodwill, other intangible assets or fixed assets to the extent the fair value of these assets falls below their book value. Our estimates of fair value are based on assumptions regarding future cash flows, gross margins, expenses, discount rates applied to these cash flows and current market estimates of value. Estimates used for future sales growth rates, gross profit performance and other assumptions used to estimate fair value could cause us to record material non-cash impairment charges, which could harm our business, financial condition and results of operations.

Circumstances associated with divestitures and product category exits could adversely affect our business, financial condition and results of operations.

We may decide to sell or discontinue certain brands or product categories in the future based on an evaluation of performance and strategic fit. Divestitures or discontinuations of businesses or products may result in asset impairments, including those related to goodwill and other intangible assets and losses upon disposition, both of which could have an adverse effect on our business, financial condition and results of operations. In addition, we may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms and in a timely manner and prospective buyers may have difficulty obtaining financing. Past and future divestitures and business discontinuations also involve additional risks, including the following:

•difficulties in the separation of operations, services, products and personnel;

•the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture;

•the disruption of our business;

•the potential loss of key employees; and

•disputes or litigation with the buyers.

We may not be successful in managing these or any other significant risks that we may encounter in divesting or discontinuing a business or exiting product categories, which could have a material adverse effect on our business, financial condition and results of operations.

We are a holding company and depend on our subsidiaries to meet our obligations and pay any dividends.

We are a holding company. Accordingly, our ability to conduct our operations, service any debt that we may incur and pay dividends, if any, is dependent upon the earnings from the business conducted by our subsidiaries. The distribution of those earnings or advances or other distributions of funds by our subsidiaries to us, as well as our receipt of such funds, are contingent upon the earnings of our subsidiaries and are subject to various business considerations and applicable law, including the laws of the Cayman Islands (“Cayman Law”). If our subsidiaries are unable to make sufficient distributions or advances to us, or if there are limitations on our ability to receive such distributions or advances, we may not have the cash resources necessary to conduct our corporate operations, which could adversely affect our business, financial condition and results of operations.

Risks Related to the Separation and Distribution

We may be unable to achieve some or all of the anticipated benefits of the separation, and the separation may adversely affect our business, financial condition and results of operations.

We may not realize some or all of the anticipated strategic, financial, operational or other benefits of the separation for a variety of reasons, including, among others:

•as a standalone public company, we may be more susceptible to macroeconomic factors, have less leverage with suppliers, retailers and distributors and may experience other adverse events compared to if we were still a part of JS Global; and

•our business is less diversified than prior to the separation.

If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, our business, financial condition and results of operations could be adversely affected.

Conflicts of interest may arise because the Chairperson of our Board holds a management and board position with JS Global.

Mr. Wang, the Chairperson of our Board, is also the Chairman, Executive Director and Chief Executive Officer of JS Global. Mr. Hui and Mr. Warner, who joined our Board in connection with the separation and distribution, previously served as members of the JS Global Board. The interests of these directors in JS Global and us could create, or appear to create, conflicts of interest with respect to decisions involving both us and JS Global that could have different implications for JS Global and us. These decisions could, for example, relate to:

•disagreement over corporate opportunities;

•competition between us and JS Global;

•employee retention or recruiting;

•our dividend policy; and

•the services and arrangements from which we benefit as a result of our relationship with JS Global.

Conflicts of interest could also arise if we enter into any new commercial arrangements with JS Global in the future, or if JS Global decides to compete with us in any of our markets. The presence of directors or officers of entities affiliated with JS Global on our Board could create, or appear to create, conflicts of interest and conflicts in allocating their time with respect to matters involving both us and any one of them, or involving us and JS Global, that could have different implications for any of these entities than they do for us. We cannot assure you that our memorandum and articles of association (the “Memorandum and Articles of Association”), policies and procedures will adequately address potential conflicts of interest or that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to individuals who are directors of both us and entities affiliated with JS Global. As a result, we may be precluded from pursuing certain advantageous transactions or growth initiatives.

We or JS Global may fail to perform under various transaction agreements that were executed as part of the separation or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

In connection with the separation, we entered into the Separation and Distribution Agreement and several other ancillary agreements with JS Global and its subsidiaries (as applicable), including the Employee Matters Agreement, the Brand License Agreement, and the Product Development Agreement. Certain of these agreements provide for the performance of key business services by us and JS Global for each other’s benefit. The services provided by JS Global to us may cease to meet our needs and the terms of such services may not be equal to or better than the terms we might receive, or have previously received, from unaffiliated third parties, including our ability to obtain redress. These agreements also provide for, among other things, indemnification obligations. If we are required to indemnify JS Global under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, third parties could also seek to hold us responsible for any of the liabilities that JS Global has agreed to retain, and we cannot assure you that the indemnity from JS Global will be sufficient to protect us against the full amount of such liabilities, or that JS Global will be able to fully satisfy its indemnification obligations.

In addition, we currently rely, and will continue to rely, on JS Global to satisfy its performance and payment obligations under these agreements. If JS Global is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have our own systems and services in place, or if we do not have agreements with other providers of these services once certain transitional agreements expire, we may not be able to operate our business effectively and this may have an adverse effect on our business, financial condition and results of operations. In addition, after our agreements with JS Global expire, we may not be able to obtain these services at as favorable prices or on as favorable terms. As a result of any the above factors, we may be precluded from pursuing growth opportunities or other opportunities that we would otherwise pursue, which in turn may adversely affect our business, financial condition and results of operations.

A court could require that we assume responsibility for obligations allocated to JS Global under the Separation and Distribution Agreement.

Under the Separation and Distribution Agreement and related ancillary agreements, we and JS Global are generally responsible for the debts, liabilities and other obligations related to the businesses which we own and operate following the separation. Although we do not expect to be liable for any obligations that are not allocated to us under the Separation and Distribution Agreement, a court could disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to JS Global (for example, tax liabilities), particularly if JS Global were to refuse or to be unable to pay or perform the allocated obligations.

Risks Related to Ownership of Our Ordinary Shares

An active trading market for our ordinary shares may not be sustained and our share price may be volatile such that you may not be able to resell your shares at or above the public offering price.

It is possible that an active trading market for our ordinary shares will not be sustained. If an active trading market for our ordinary shares is not sustained, the liquidity of our ordinary shares, your ability to sell your ordinary shares when desired and the prices you may obtain for your ordinary shares may be adversely affected. The market price of our ordinary shares could vary significantly as a result of a number of factors, some of which are beyond our control. If the market price of our ordinary shares declines significantly, you may be unable to resell your ordinary shares at or above your purchase price, if at all, and you could lose a substantial part or all of your investment in our ordinary shares.

The following factors could affect our share price:

•our financial performance;

•quarterly variations in the rate of growth of our financial indicators, such as net sales and profitability;

•the public reaction to our press releases, our other public announcements and our filings with the SEC;

•strategic actions by our competitors;

•changes in net sales or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;

•speculation in the press or investment community;

•publication of research reports about us or the investment management industry, or the failure of securities analysts to cover our ordinary shares;

•sales of our ordinary shares by us or other shareholders, or the perception that such sales may occur;

•changes in accounting principles, policies, guidance, interpretations or standards;

•additions or departures of key management personnel;

•actions by our shareholders;

•general market and economic conditions;

•adverse publicity about the investment management industry generally, or particular scandals, specifically;

•domestic and international economic, legal and regulatory factors unrelated to our performance; and

•the realization of any risks described under this “Risk Factors” section.

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our ordinary shares. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Substantial sales of our ordinary shares by our shareholders could cause the market price of our ordinary shares to decline.

Sales of a substantial number of our ordinary shares into the public market, or the perception that these sales might occur, could cause the market price of our ordinary shares to decline. We are unable to predict the timing or effect of such sales on the market price of our ordinary shares.

At December 31, 2025, we have a total of 141,158,026 ordinary shares outstanding. All of the ordinary shares held by our existing shareholders may also be sold in the public market in the future, subject to the restrictions under Rule 144 of the Securities Act and applicable lock-up agreements.

Furthermore, we may also issue additional ordinary shares or convertible securities in future public offerings or as consideration for future acquisitions. We also expect to continue to grant equity awards under our equity incentive plans. We cannot predict the size of future issuances of our ordinary shares or securities convertible into ordinary shares or the effect, if any, that future issuances and sales of our ordinary shares will have on the market price of our ordinary shares. The issuance by us of additional ordinary shares or securities convertible into our ordinary shares would dilute your ownership of us and sales of substantial amounts of our ordinary shares (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our ordinary shares.

We have limited history as a stand-alone public company, and our historical financial data is not necessarily representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.

Prior to the separation and distribution, we operated as part of JS Global’s broader corporate organization and not as a stand-alone entity. We have limited operating history as a separate publicly traded company following the separation and distribution.

Therefore, our historical financial data reflecting periods prior to the separation may not necessarily be indicative of our future financial position, results of operations or cash flows, and the occurrence of any of the risks discussed in this “Risk Factors” section, or any other event, could cause our future financial position, results of operations or cash flows to materially differ from our historical financial data. We cannot assure you that our profits will continue at a similar level going forward.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

As a public company, we are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and results in increased costs to us, which may have a negative effect on our business, financial condition and results of operations.

We are subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems, personnel and resources. The Exchange Act requires, among other things, that we file annual and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we are committing significant resources, hiring additional staff and providing additional management oversight. We are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth will also require us to commit additional management, operational and financial resources to identify new professionals to join our company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

We are obligated to maintain internal control over financial reporting and to evaluate and determine its effectiveness. We have identified material weaknesses in our internal control over financial reporting that remain unremediated at this time. The identification of material weaknesses in the future or any failure of our internal systems, controls, and procedures could have an adverse effect on our business, financial condition, results of operations, and investor confidence.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We assess the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The material weaknesses identified related to deficiencies in certain components of the COSO framework, as well as deficiencies in information technology (“IT”) general controls, accounting for revenue and accounts receivables, inventory and cost of goods sold, and the financial statement close process. While these material weaknesses did not result in a material misstatement of our consolidated financial statements, they could result in misstatement(s) impacting financial statement accounts and disclosures, resulting in a material misstatement of our annual or interim financial statements that we would have failed to prevent or detect. As a result of these material weaknesses, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

With the oversight of the Audit Committee of our Board of Directors, we have continued throughout fiscal year 2025 to take steps to remediate the material weaknesses by implementing changes to our internal control over financial reporting, and will continue these remediation efforts in 2026. Full remediation of the material weaknesses will require our internal controls, including IT general controls, to operate effectively for a sufficient period of time. We may also continue to incur significant costs in executing various aspects of our remediation plan but cannot provide a reasonable estimate of such costs at this time.

Furthermore, we cannot assure you that we have identified all material weaknesses. In the future, it is possible that additional material weaknesses or significant deficiencies may be identified that we may be unable to remediate timely. If we fail to maintain effective systems, controls and procedures, including disclosure controls and procedures and internal controls over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations and prevent fraud could be adversely impacted. We are upgrading and standardizing our information systems and related controls, but failure to achieve these goals effectively or in a timely manner could adversely impact our ability to maintain an effective internal control environment and our financial results. We may also experience higher than anticipated operating expenses during and after the implementation of any of these changes to our systems, controls or procedures, or become subject to investigations by the SEC or other regulatory authorities.

Further, if we are unable to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, our independent registered public accounting firm may not issue an unqualified opinion as to the effectiveness of our internal control over financial reporting. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our ordinary shares. Failure to remedy any material weaknesses in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Irrespective of compliance with Section 404, as we mature, we will need to further develop our internal control systems and procedures to keep pace with our rapid growth and we are currently working to enhance our controls. Our current controls and any new controls that we develop may become inadequate because, among other reasons, they may not keep pace with our growth or the conditions in our business may change.

Our transition to being a U.S. domestic reporting company may cause us to incur significant legal, accounting and other expenses.

Effective January 1, 2026, we are no longer a “foreign private issuer,” as such term is defined in Rule 405 under the Securities Act. Accordingly, we are required to file with the SEC periodic reports and registration statements on U.S. domestic issuer forms, which are more detailed and extensive than the forms available to a foreign private issuer. We also have to comply with mandatory U.S. federal proxy requirements, and our officers, directors and principal shareholders are subject to the short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we no longer are able to rely upon exemptions from certain corporate governance requirements under the listing rules of NYSE. As a U.S. listed public company that is not a foreign private issuer, we may incur significant additional legal, accounting and other expenses that we may not otherwise have incurred as a foreign private issuer, which could harm our business, financial condition and results of operations.

Mr. Wang is a significant shareholder and has influence over matters outside the ordinary course of our business requiring a shareholder vote, which may limit your ability to influence our actions.

As of February 19, 2026, Mr. Wang, the Chairperson of our Board, controls approximately 38.6% of the voting power of our outstanding share capital. As long as Mr. Wang continues to control a significant portion of the voting power of our outstanding shares, he will generally be able to exert significant influence on corporate activities, subject to applicable laws, including, among other things:

•the composition of our Board and through our Board, decision-making with respect to our policies and the appointment and removal of corporate officers;

•determinations with respect to mergers, business combinations or dispositions of assets; and

•the adoption of amendments to our Memorandum and Articles of Association.

In addition, the concentration of Mr. Wang’s ownership could discourage others from making tender offers, which could prevent holders from receiving a premium for their ordinary shares.

Furthermore, our Memorandum and Articles of Association provide that Mr. Wang, so long as he and/or his affiliates (as defined in our Memorandum and Articles of Association) continue to remain beneficial owners (as such term is defined in the Exchange Act) of at least 30.0% of our share capital, shall have the right to appoint a director and that director will serve as the Chairperson of our Board. Should no such director be appointed, the Chairperson of our Board shall be decided by a majority of the directors then in office.

Because Mr. Wang’s interests may differ from, or conflict with, ours or from those of our other shareholders, actions that Mr. Wang takes with respect to us, as our significant shareholder, may not be favorable to us or our other shareholders.

Members of our management team have limited experience managing a U.S. public company.

Some members of our management team have limited experience managing a publicly traded company in the United States, interacting with U.S. public company investors and complying with the increasingly complex laws pertaining to public companies in the United States. As a U.S. public company, we are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, financial condition and results of operations.

Our Memorandum and Articles of Association, as well as Cayman Law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our ordinary shares.

Our Memorandum and Articles of Association authorize our Board to issue one or more classes or series of preferred shares, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include super voting, special approval, dividend, repurchase rights, liquidation preferences or other rights or preferences superior to the rights of the holders of ordinary shares. The terms of one or more classes or series of preferred shares could adversely impact the value of our ordinary shares. Furthermore, if our Board elects to issue preferred shares it could be more difficult for a third party to acquire us. For example, our Board may grant holders of preferred shares the right to elect some number of our directors in all events or upon the occurrence of specified events or the right to veto specified transactions. Under Cayman Islands law, our Board may only exercise the rights and powers granted to them under the Memorandum and Articles of Association for what they believe in good faith to be in the best interests of our company and for a proper purpose.

In addition, some provisions of our Memorandum and Articles of Association could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our shareholders, including:

•establishing advance notice provisions with regard to shareholder proposals relating to the nomination of candidates for appointment as directors or new business to be brought before meetings of our shareholders;

•providing that the authorized number of directors may be changed only by resolution of our Board;

•providing that all vacancies in our Board may, except as otherwise be required, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•providing that our Memorandum and Articles of Association may be amended by the affirmative vote of the holders of at least two-thirds of our then outstanding voting shares;

•limitations on the ability of shareholders to call extraordinary general meetings; and

•limitations on the ability of shareholders to act by written consent.

Our Memorandum and Articles of Association designate the courts of the Cayman Islands as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Memorandum and Articles of Association provide that, unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands (“Cayman Courts”) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for:

•any derivative action or proceeding brought on our behalf;

•any action asserting a claim of breach of a fiduciary or other duty owed by any of our current or former directors, officers or other employees or our shareholders;

•any action asserting a claim arising pursuant to any provision of the Companies Act or our Memorandum and Articles of Association; or

•any action asserting a claim against us or any director or officer or other employee of ours that is governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States).

Unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States, including those arising under the Securities Act or Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in our share capital will be deemed to have notice of, and consented to, the provisions of our Memorandum and Articles of Association described in the preceding sentence. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our Memorandum and Articles of Association inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the Companies Act. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the U.S. courts against our directors or officers.

Our corporate affairs are governed by our Memorandum and Articles of Association, the Companies Act and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of U.S. courts predicated upon the civil liability provisions of the federal securities laws of the U.S. or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the U.S. or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of our Board or controlling shareholders than they would as public shareholders of a U.S. company.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our Memorandum and Articles of Association provide that we will indemnify our directors and officers to the fullest extent permitted by Cayman Law. Our Memorandum and Articles of Association also permit us to purchase insurance on behalf of any officer, director, employee or other agent for any liability arising out of that person’s actions as our officer, director, employee or agent, regardless of whether Cayman Law would permit indemnification. We have entered into indemnification agreements with each of our current and future directors and officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Cayman Law against liability that may arise by reason of their service to us and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Our Memorandum and Articles of Association also provide, to the fullest extent permissible under Cayman Law, that our directors and officers shall be indemnified against any liability, action, proceeding, claim, demand, costs damages or expenses, including legal expenses, incurred in their capacities as such unless such liability (if any) arises from actual fraud, willful neglect or willful default, as determined by a court of competent jurisdiction in a final non-appealable order. Cayman Law does not limit the extent to which a company’s articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Courts to be contrary to public policy, such as to provide indemnification against civil fraud or the consequences of committing a crime.

The above limitations on liability and our indemnification obligations limit the personal liability of our directors and officers for monetary damages for breach of their duties as directors by shifting the burden of such losses and expenses to us. Certain liabilities or expenses covered by our indemnification obligations may not be covered by our directors’ and officers’ liability insurance or the coverage limitation amounts may be exceeded. As a result, any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

We do not currently anticipate paying regular dividends on our ordinary shares. Consequently, your only opportunity to achieve a return on your investment may be if the price of our ordinary shares appreciates.

Any declaration and payment of future dividends to holders of our ordinary shares will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, the provisions of Cayman Law affecting the payment of dividends and distributions to shareholders and other considerations that our Board deems relevant. Consequently, your only opportunity to achieve a return on your investment in us may be if the price of our ordinary shares appreciates. See “Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

SharkNinja utilizes the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) as the foundation of the Company’s commitment to effective cybersecurity risk management, which is integrated into our overall risk management processes. The NIST CSF is implemented across the organization to embed risk management processes that address critical information technology risk by applying its key functions for assessing, managing and mitigating cyber risks over time as follows:

1.Identify: The Enterprise Risk Committee of the Company, including the Chief Financial Officer, Chief Legal Officer, Chief Information Officer, Chief People Officer and Chief Operating Officer, identifies and prioritizes information assets, business processes, and systems critical to its operations and performs risk assessments to identify potential threats and vulnerabilities.
2.Protect: Measures are in place designed to safeguard information assets, including access controls, encryption, secure configurations and leading cybersecurity software and tools. Employee training programs promote awareness of real-world cyber-threats and adherence to cybersecurity policies.
3.Detect: The Company utilizes current technologies in an effort to detect and respond to cybersecurity events promptly. Monitoring and incident response plans are integral components of our cybersecurity posture and are supported by a third-party managed security services provider (MSSP) in addition to an internal security operations team.
4.Respond: In the event of a cybersecurity incident, the Company follows a defined incident response plan designed to contain, mitigate, evaluate and recover from the impact of cybersecurity incidents. The MSSP platform enables AI-based automated incident response capabilities that reduce time to contain cybersecurity events. Communication protocols are established to notify relevant stakeholders promptly. Third-party forensic investigation and legal firms augment the Incident Response Team to provide specialized services if needed.
5.Recover: The Company maintains comprehensive backup and recovery procedures to help ensure the timely restoration of information assets in the event of a cybersecurity incident. Lessons learned from incidents are used to enhance future resilience.

We rely extensively on information technology (“IT”) systems, networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business.

Our IT systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyberattacks. We continue to assess potential threats and make investments seeking to address and prevent these threats, including monitoring of our networks and systems and upgrading skills, employee training and security policies for us and our third-party providers. However, because the techniques used in these cyberattacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures. To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we do not believe are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. Additional information about cybersecurity risks we face is discussed in “Item 1A. Risk Factors,” which should be read in conjunction with the information in this Item 1C.

SharkNinja performs third-party cybersecurity program risk assessments to evaluate key vendors’ abilities to maintain ongoing operations that support the Company and to protect confidential information from unauthorized access. The Company evaluates risks and implements mitigation strategies with vendors when applicable. Contracts with vendors include provisions that govern effective cybersecurity program management and privacy requirements.

Cybersecurity Governance

The Audit Committee of the Board of Directors provides oversight of the Company’s cybersecurity program and receives regular updates on cyber-risks and risk mitigation strategies. This oversight includes understanding our business needs and associated risks and reviewing management's strategy and recommendations for managing cybersecurity and privacy risks. In line with this oversight responsibility, the Audit Committee receives regular updates on cyber-risks and risk mitigation strategies from management. Outside counsel and cybersecurity consultants support the Audit Committee in its oversight of the SharkNinja cybersecurity program.

The VP, Global Security and Privacy, along with the Senior Director of Security Operations, Security Architect, and Director of Governance, Risk and Compliance, oversees program planning, operations, training and continuous improvement including:

1.Cyber-risks are reported and monitored through the Enterprise Risk Management program with oversight by the Enterprise Risk Committee.
2.Periodic third-party cybersecurity threat modeling and maturity assessment designed to identify likely threat actors and attack techniques and the Company’s ability that mitigate likely threats.
3.Annual Cybersecurity Strategic Plan and roadmap designed to align cybersecurity budget investments and program enhancements with corporate initiatives and growth goals.
4.Policies and standards that govern the cybersecurity program and the use of technology assets by SharkNinja associates.
5.Cybersecurity awareness training at time of onboarding and annually for all associates, email phishing simulations and ongoing communications to inform associates of current threats and attack techniques.
6.Frequent vulnerability scanning, cloud configuration monitoring and security tests to identify and reduce risk exposure of critical assets.
7.Annual incident response plan preparedness assessment led by outside consultants to evaluate the Company’s ability to effectively respond to a cybersecurity incident.

Collectively, the team has 50 plus years of experience and holds industry certifications including ISACA Certified Information Security Manager. Additionally, a Cybersecurity & Privacy Steering Committee consisting of our Chief Information Officer, Chief Legal Officer and Chief Financial Officer meets periodically and is apprised of key risks.

Item 2. Properties

Our corporate headquarters is located in Needham, Massachusetts. It covers approximately 248,000 square feet pursuant to an operating lease that expires in 2030. Our headquarters is primarily used for accounting, finance, information technology, legal, human resources, sales and marketing, customer support, product development and supply chain management functions. As of December 31, 2025, we leased additional facilities totaling approximately 1,414,000 square feet in multiple locations in the United States and internationally. Our facilities in the United States and Canada, which account for approximately 1,123,000 of the 1,414,000 square feet of additional facilities, are primarily used for sales and marketing, product quality assurance, distribution, supply chain management, finance and human resources. Our offices in Europe and the United Kingdom, which account for approximately 98,000 of the 1,414,000 square feet of additional facilities, are primarily used for accounting, finance, human resources, sales and marketing, customer support, product development and supply chain management. Our facilities in Asia, which account for approximately 193,000 of the 1,414,000 square feet of additional facilities, are primarily used for sales and marketing, product testing, product development, supply chain management, product quality assurance, distribution, finance, information technology and human resources. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

From time to time we are involved in legal proceedings that arise in the ordinary course of business. We believe that the outcome of these proceedings, if determined adversely, will not have a material adverse effect on our financial position. We have not been a party to or paid any damages in connection with any other litigation that has had a material adverse effect on our financial position. Any future litigation may result in substantial costs and be a distraction to management and our employees. No assurance can be given that future litigation will not have a material adverse effect on our financial position. For an additional discussion of certain risks associated with legal proceedings, see “Item 1A. Risk Factors” and “Note 11 - Commitments and Contingencies” to our audited consolidated financial statements found within “Item 8. Financial Statements and Supplementary Data” in this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Ordinary Shares

Our ordinary shares have been listed on the New York Stock Exchange under the symbol “SN” since July 31, 2023. Prior to that date, there was no public trading market for our ordinary shares.

Holders of Record

As of February 19, 2026, there were 13 holders of record of our ordinary shares. The actual number of shareholders is greater than this number of record holders and includes an indeterminate number of shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

Under our dividend policy, any declaration and payment of future dividends to holders of our ordinary shares will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, the provisions of Cayman Law affecting the payment of dividends and distributions to shareholders and other considerations that our Board deems relevant. We do not currently anticipate paying regular dividends on our ordinary shares. See “Item 1A. Risk Factors—Risks Related to Ownership of Our Ordinary Shares—We do not currently anticipate paying dividends on our ordinary shares. Consequently, your only opportunity to achieve a return on your investment may be if the price of our ordinary shares appreciates.”

On May 26, 2022, we declared and paid a special cash dividend of $83.5 million to JS Global. On February 15, 2023, we declared and paid a special cash dividend of $15.5 million to JS Global. On February 27, 2023, we declared and paid a special dividend of $94.9 million to JS Global, which consisted of a cash dividend of $44.5 million and amounts receivable of $50.4 million under an intercompany note in satisfaction of such note. In connection with the separation, we declared and paid a special cash dividend of $375.0 million to JS Global for the repayment of JS Global’s outstanding debt under the Facilities Agreement (as defined below).

In the fourth quarter of 2023, we declared and paid a special cash dividend of $1.08 per ordinary share, or approximately $150.2 million in the aggregate, to our shareholders of record as of December 1, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required under this item is incorporated herein by reference to our 2026 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph compares the cumulative total return to shareholders on our ordinary shares with the cumulative total returns of the Standard & Poor’s 500 Index (“S&P 500”) and the S&P 500 Consumer Discretionary Sector. An investment of $100 is assumed to have been made in our ordinary shares and in each index on July 31, 2023, the date our ordinary shares began trading on the New York Stock Exchange, and its relative performance is tracked through December 31, 2025. Data for the S&P 500 and the S&P 500 Consumer Discretionary Sector assume reinvestment of dividends.

The returns shown are based on historical results and are not intended to suggest future performance.

$300
$250
$200
$150
$100
$50
July 31, 2023
December 31, 2023
December 31, 2024
December 31, 2025
SN
S&P 500
S&P 500 Consumer Discretionary

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Information pertaining to the year ended December 31, 2025 and discussions related to year-over-year comparisons between 2024 and 2023 are included in “Item 5. Operating and Financial Review and Prospects” of our Annual Report on Form 20-F for the year ended December 31, 2024, as filed with the SEC on March 31, 2025, and incorporated herein by reference.
Overview

SharkNinja is a global product design and technology company that creates innovative 5-star rated lifestyle solutions for consumers around the world. We have built two billion-dollar brands that drive strong growth and innovation across the 38 sub-categories in which we compete today. We have a proven track record of entering and establishing leadership positions by disrupting the market across household product categories, including Cleaning, Cooking and Beverage, Food Preparation, and Beauty and Home Environment. The Company has identified two operating segments, Domestic and International, based on geographic sales regions for which discrete financial information is available. Domestic consists of the United States and Canada, and International consists of markets outside the United States and Canada. The Company has determined that these two operating segments meet the aggregation criteria in ASC 280-10-50-11 and therefore are aggregated into one reportable segment. See “Note 3 - Segment Reporting” to our audited consolidated financial statements found within “Item 8. Financial Statements and Supplementary Data” in this Annual Report for additional information.

Our success is centered around our advanced engineering and innovation capabilities coupled with our deep understanding of consumer needs. We relentlessly seek to deliver innovative home appliances at compelling value in order to delight consumers. Our continued growth in sales and increasing market share demonstrate that our products deliver lifestyle solutions that meet our consumers’ evolving needs and desires.

We drive high brand engagement through our dynamic approach to solutions-driven storytelling in categories that we believe have not been historically known for high engagement. This solutions-driven approach focuses on educating the consumer on our innovative solution to a consumer problem that makes their experience more efficient and more enjoyable. Our differentiated storytelling complements our innovative products across a variety of channels, including in-store, online, across social media and on television. This approach engages current and new consumers, fueling demand for our solutions across a variety of categories. Utilizing this strategy, we have built a global community of passionate brand ambassadors who we believe value our innovation, quality and performance.

We sell our products using an omnichannel distribution strategy that consists primarily of retail and direct-to-consumer (“DTC”) channels. Our retail channel covers brick-and-mortar retailers, e-commerce platforms and multichannel retailers, which, in turn, sell our products to the end consumers. Some of the largest retailers we sell to include Amazon, Costco, Walmart, Target and Best Buy, as well as a significant number of independent retailers. Our DTC channel covers sales directly to consumers through our websites. The goal of our omnichannel distribution strategy is to be the most prominent and relevant brand wherever our consumers choose to shop.

We have built an agile and efficient supply chain over time and have made significant investments to optimize manufacturing and sourcing. Our supply chain infrastructure harnesses three differentiating factors: (i) long-standing factory partnerships that allow us to rapidly develop and produce our products, (ii) factory flexibility that allows us to incorporate insights and adapt at any stage of the production process and (iii) our volumes and long-term strategic partnerships with key shippers allow us to attain competitive inbound freight rates, even when the market is constrained. We have also made significant investments in local talent to help oversee the production process and ensure that our manufacturers’ products meet our strenuous quality standards.

Key Components of Results of Operations

Net Sales

We offer a broad range of products that span 38 sub-categories primarily within small household appliances. We generate net sales from product sales to retailers, both brick-and-mortar and online, as well as through DTC sales and distributors. We recognize sales upon transfer of control of products to retailers, consumers and distributors, net of returns, discounts and allowances provided to retailers and funding provided to retailers for promotions and advertising of our products. Control is generally transferred upon shipment or delivery of the products, depending on shipping terms. Net sales are impacted by the effect of foreign exchange rates, competition, consumer spending habits and general economic conditions.

We disaggregate the net sales of our products across four categories:

•Cleaning Appliances, which includes corded and cordless vacuums, including handheld and robotic vacuums, as well as other floorcare products including steam mops, wet/dry cleaning floor products and carpet extraction;

•Cooking and Beverage Appliances, which includes air fryers, multi-cookers, outdoor and countertop grills and ovens, propane grills, fire pits, coffee systems, carbonation, cookware, cutlery, kettles, toasters and bakeware;

•Food Preparation Appliances, which includes blenders, food processors, ice cream makers, juicers, frozen drink appliances and coolers; and

•Beauty and Home Environment Appliances, which includes beauty appliances in both haircare and skincare, as well as home environment products such as air purifiers and fans.

Gross Profit and Gross Margin

Gross profit reflects net sales less the cost of sales. Cost of sales primarily consists of the purchase cost of our products from third-party manufacturers, inbound freight costs, tariffs, product quality testing and inspection costs, the costs associated with receiving inventory into our warehouses, depreciation on molds and tooling that we own, warranty costs, damages, obsolescence and shrinkage costs and allocated overhead, including the service fee paid to JS Global for supply chain services.

We calculate gross margin as gross profit divided by net sales. Gross margin is generally impacted by changes in channel mix since our DTC sales usually generate a higher gross margin than sales to retailers and distributors. Additionally, gross margin is also impacted by product category mix, changes in foreign currency fluctuations, changes in tariff policies, fluctuations in inbound freight costs and fluctuations in commodity and component costs.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Advertising expenses are the most significant component of our operating expenses and consist of digital advertising, social media and other advertising. Personnel-related expenses are the second most significant component of operating expenses and consist of salaries and bonuses, share-based compensation and employee benefit costs. Our operating expenses also include allocated overhead. Overhead costs that are not substantially dedicated for use by a specific functional group are allocated based on headcount. Allocated overhead costs include shared costs associated with facilities, including rent and utilities and depreciation of property and equipment. We expect our operating expenses to increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth including through increasing staff levels, expanding research and development and greater marketing activities.

Research and Development

Research and development costs primarily consist of personnel-related costs for our engineering and product development personnel responsible for the design, development and testing of our products, contractors and consulting expenses, the cost of components and test equipment used for product, tooling and prototype development, prototype expenses, overhead costs and amortization of intangible assets related to patents and amortization expenses related to capitalized development software.

Sales and Marketing

Sales and marketing expenses primarily consist of advertising, marketing and other brand-building costs, salaries and associated expenses for sales and marketing teams, shipping and fulfillment costs, including costs for third-party delivery services and shipping materials, overhead costs, amortization expenses of intangible assets related to customer relationships and depreciation expenses.

General and Administrative

General and administrative expenses primarily consist of personnel-related costs for finance, legal, human resources, information technology and administrative functions, third-party professional service fees for external legal, accounting and other consulting services, depreciation expenses, overhead costs and expenses associated with operating as a public company, including expenses to comply with the rules and regulations of the SEC and the listing rules of NYSE, as well as expenses for corporate insurance, director and officer insurance, and investor relations.

Interest Expense, Net

Interest expense, net of any interest earned on our cash and cash equivalents, primarily consists of interest on our borrowings, including our term loan facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

Other Income (Expense), Net

Other income (expense), net primarily consists of gains and losses on foreign currency transactions, foreign currency forward contracts and other income and expenses that are not part of our normal operating activities. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in the United States and other foreign jurisdictions in which we conduct our business.

Results of Operations

The following table sets forth our selected consolidated statements of income information for each of the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024
Net sales	$6,399,188	$5,528,639
Cost of sales	3,262,698	2,866,648
Gross profit	3,136,490	2,661,991
Operating expenses:
Research and development(1)	368,073	341,289
Sales and marketing(1)	1,458,027	1,243,145
General and administrative(1)	390,109	433,395
Total operating expenses	2,216,209	2,017,829
Operating income	920,281	644,162
Interest expense, net	(48,600)	(63,715)
Other income (expense), net	28,597	(7,980)
Income before income taxes	900,278	572,467
Provision for income taxes	198,904	133,762
Net income	$701,374	$438,705

(1)     Includes share-based compensation as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Research and development	$11,725	$10,411
Sales and marketing	14,694	13,576
General and administrative	17,453	60,544
Total share-based compensation	$43,872	$84,531

The following table sets forth our selected consolidated statements of income information as a percentage of our total net sales for each of the periods indicated:

	Year Ended December 31,
(in percentages)	2025	2024
Net sales	100.0%	100.0%
Cost of sales	51.0	51.9
Gross profit	49.0	48.1
Operating expenses:
Research and development	5.8	6.2
Sales and marketing	22.8	22.5
General and administrative	6.1	7.8
Total operating expenses	34.7	36.5
Operating income	14.3	11.6
Interest expense, net	(0.8)	(1.2)
Other income (expense), net	0.5	(0.1)
Income before income taxes	14.0	10.3
Provision for income taxes	3.0	2.4
Net income	11.0%	7.9%

Comparison of the Years Ended December 31, 2025 and 2024

Net Sales

	Year Ended December 31,		% Change
($ in thousands, except %)	2025	2024	2024 to 2025
Net sales	$6,399,188	$5,528,639	15.7%

Our net sales increased by $870.5 million, or 15.7%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in net sales resulted from growth in each of our four major product categories of Food Preparation Appliances, Beauty and Home Environment Appliances, Cleaning Appliances and Cooking and Beverage Appliances.

Net sales in our product categories were as follows:

	Year Ended December 31,
($ in thousands, except %)	2025	2024	$ Change	% Change
Cleaning Appliances	$2,205,757	$2,063,514	$142,243	6.9%
Cooking and Beverage Appliances	1,816,349	1,717,654	98,695	5.7
Food Preparation Appliances	1,550,744	1,178,735	372,009	31.6
Beauty and Home Environment Appliances	826,338	568,736	257,602	45.3
Total net sales	$6,399,188	$5,528,639	$870,549	15.7%

•Cleaning Appliances net sales increased by $142.2 million, or 6.9%, to $2,205.8 million in the year ended December 31, 2025, compared to $2,063.5 million for the year ended December 31, 2024. This increase was driven by the carpet extraction and cordless vacuums sub-categories.

•Cooking and Beverage Appliances net sales increased by $98.7 million, or 5.7%, to $1,816.3 million in the year ended December 31, 2025, compared to $1,717.7 million for the year ended December 31, 2024. This increase was driven by sales of our Ninja Luxe Café espresso machine and the strength of Ninja Crispi, offset by declines in the core air fryer and outdoor grill sub-categories.

•Food Preparation Appliances net sales increased by $372.0 million, or 31.6%, to $1,550.7 million in the year ended December 31, 2025, compared to $1,178.7 million for the year ended December 31, 2024, driven by strong sales of our frozen drinks sub-category.

•Beauty and Home Environment Appliances net sales increased by $257.6 million, or 45.3%, to $826.3 million in the year ended December 31, 2025, compared to $568.7 million for the year ended December 31, 2024. This increase was driven by the strength of fans and air purifiers, as well as strong performance from the launch of face masks in 2025.

Geographically, Domestic net sales increased by $510.9 million, or 13.5%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was driven by growth within existing categories and the success of new product categories. International net sales increased by $359.6 million, or 20.8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was driven by continued global expansion and the successful introduction of new product categories across the international markets.

Gross Profit and Gross Margin

	Year Ended December 31,		% Change
($ in thousands, except %)	2025	2024	2024 to 2025
Gross profit	$3,136,490	$2,661,991	17.8%
Gross margin	49.0%	48.1%

Our gross profit increased by $474.5 million, or 17.8%, for the year ended December 31, 2025, compared to the year ended December 31, 2024.

Our gross margin increased by 90 basis points for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in gross margin was primarily driven by cost optimization efforts, as well as a decline in the amounts owed under a contractual sourcing service fee paid to JS Global for supply chain services that ended July 31, 2025, partially offset by the impact of tariffs.

Operating Expenses

	Year Ended December 31,		% Change
($ in thousands, except %)	2025	2024	2024 to 2025
Research and development	$368,073	$341,289	7.8%
Percentage of net sales	5.8%	6.2%
Selling and marketing	$1,458,027	$1,243,145	17.3%
Percentage of net sales	22.8%	22.5%
General and administration	$390,109	$433,395	(10.0)%
Percentage of net sales	6.1%	7.8%
Total operating expenses	$2,216,209	$2,017,829	9.8%
Percentage of net sales	34.7%	36.5%

Research and Development

Research and development expenses increased by $26.8 million, or 7.8%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily driven by incremental personnel-related expenses of $38.8 million resulting from increased headcount to support new product categories and market expansion, as well as an increase of $4.4 million in prototypes and testing expenses related to these initiatives. The overall increase was partially offset by a decrease of $12.2 million in professional and consulting fees and a decrease of $3.3 million in consumer insight initiatives.

Sales and Marketing

Sales and marketing expenses increased by $214.9 million, or 17.3%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily attributable to increases of $66.1 million in delivery and distribution costs driven by higher volumes, $64.5 million in personnel-related expenses to support new product launches and new markets, $47.6 million in advertising-related expenses, $16.5 million in professional and consulting fees and $9.5 million in depreciation and amortization expense.

General and Administrative

General and administrative expenses decreased by $43.3 million, or 10.0%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This decrease was primarily driven by a decrease of $36.8 million in personnel-related expenses, including a $43.1 million decrease in share-based compensation, a decrease of $32.3 million in legal fees, including a decrease of $36.0 million in litigation-related costs, and a decrease of $3.5 million in professional and consulting fees, offset by an increase of $13.2 million in credit card processing and merchant fees, an increase of $12.3 million in technology support costs associated with cloud computing solutions, and an increase of $5.9 million in transaction-related costs.

Interest Expense, Net

	Year Ended December 31,		% Change
($ in thousands, except %)	2025	2024	2024 to 2025
Interest expense, net	$48,600	$63,715	(23.7)%
Percentage of net sales	0.8%	1.2%

Interest expense, net decreased by $15.1 million, or 23.7%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This decrease was primarily due to a $9.7 million decrease in interest expense on our term loan, which was driven by principal payments made throughout the year and a decrease in the average interest rate, and a $4.1 million decrease in interest expense on our revolving credit facility, primarily due to lower average outstanding borrowings compared to the prior year.

Other Income (Expense), Net

	Year Ended December 31,		% Change
($ in thousands, except %)	2025	2024	2024 to 2025
Other income (expense), net	$28,597	$(7,980)	458.4%
Percentage of net sales	0.5%	(0.1)%

Other income (expense), net increased by $36.6 million, or 458.4%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily attributable to changes in foreign currency year over year, partially offset by a $5.0 million gain upon a settlement that was reached with a supplier in the prior year that did not exist in the current year.

Provision for Income Taxes

	Year Ended December 31,		% Change
($ in thousands, except %)	2025	2024	2024 to 2025
Provision for income taxes	$198,904	$133,762	48.7%
Percentage of income before income taxes	22.1%	23.4%

Provision for income taxes increased by $65.1 million, or 48.7%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. Our effective tax rate (“ETR”) was 22.1% and 23.4% of our income before income taxes for the years ended December 31, 2025 and 2024, respectively. This decrease in the ETR was primarily related to one-time benefits recorded in the fourth quarter of 2025.

Non-GAAP Financial Measures

In addition to the measures presented in our consolidated financial statements, we regularly review other financial measures, defined as non-GAAP financial measures by the SEC, to evaluate our business, measure our performance, identify trends, prepare financial forecasts and make strategic decisions.

The key non-GAAP financial measures we consider are Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Income, Adjusted Net Income, Adjusted Net Income Per Share, EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin. These non-GAAP financial measures are used by both management and our Board, together with comparable GAAP information, in evaluating our current performance and planning our future business activities. These non-GAAP financial measures provide supplemental information regarding our operating performance on a non-GAAP basis that excludes certain gains, losses and charges of a non-cash nature or which occur relatively infrequently and/or which management considers to be unrelated to our core operations, as well as the cost of sales from (i) inventory markups that are being eliminated as a result of the transition of certain product procurement functions from a subsidiary of JS Global to SharkNinja concurrently with the separation and (ii) costs related to the transitional Sourcing Services Agreement with JS Global that was entered into in connection with the separation (collectively, the “Product Procurement Adjustment”). Management believes that tracking and presenting these non-GAAP financial measures provides management and the investment community with valuable insight into our ongoing core operations, our ability to generate cash and the underlying business trends that are affecting our performance. We believe that these non-GAAP measures, when used in conjunction with our GAAP financial information, also allow investors to better evaluate our financial performance in comparison to other periods and to other companies in our industry and to better understand and interpret the results of the ongoing business following the separation and distribution. These non-GAAP financial measures should not be viewed as a substitute for our financial results calculated in accordance with GAAP and you are cautioned that other companies may define these non-GAAP financial measures differently.

We define Adjusted Gross Profit as gross profit as adjusted to exclude (i) certain items that we do not consider indicative of our ongoing operating performance following the separation, including the cost of sales from the Product Procurement Adjustment and (ii) the impact of a voluntary product recall. We define Adjusted Gross Margin as Adjusted Gross Profit divided by net sales. We believe that Adjusted Gross Profit and Adjusted Gross Margin are appropriate measures of our operating performance because each eliminates certain other adjustments that do not relate to the ongoing performance of our business.

The following table reconciles Adjusted Gross Profit and Adjusted Gross Margin to the most comparable GAAP measure, gross profit and gross margin, respectively, for the periods presented:

	Year Ended December 31,
($ in thousands, except %)	2025	2024
Net sales	$6,399,188	$5,528,639
Cost of sales	(3,262,698)	(2,866,648)
Gross profit	3,136,490	2,661,991
Gross margin	49.0%	48.1%
Product Procurement Adjustment(1)	18,725	53,071
Product recall(2)	4,616	—
Adjusted Gross Profit	$3,159,831	$2,715,062
Net sales	$6,399,188	$5,528,639
Adjusted Gross Margin	49.4%	49.1%

(1)Represents cost of sales incurred related to the Product Procurement Adjustment. As a result of the separation, we purchase 100% of our inventory from one of our subsidiaries, SharkNinja (Hong Kong) Company Limited (“SNHK”), and no longer purchase inventory from a purchasing office wholly owned by JS Global. Thus, the markup on all inventory purchased subsequent to the separation is completely eliminated in consolidation. As a result of the separation, we pay JS Global a sourcing service fee to provide value-added sourcing services on a transitional basis under a Sourcing Services Agreement.

(2)Adjusted for gross profit impact from a voluntary product recall that was recognized during the year ended December 31, 2025.

We define Adjusted Operating Income as operating income excluding (i) share-based compensation, (ii) certain litigation costs, (iii) amortization of certain acquired intangible assets, (iv) certain transaction-related costs, (v) certain items that we do not consider indicative of our ongoing operating performance following the separation, including cost of sales from our Product Procurement Adjustment, and (vi) the impact of a voluntary product recall.

The following table reconciles Adjusted Operating Income to the most comparable GAAP measure, operating income, for the periods presented:

	Year Ended December 31,
($ in thousands)	2025	2024
Operating income	$920,281	$644,162
Share-based compensation(1)	43,872	84,531
Litigation costs(2)	827	36,807
Amortization of acquired intangible assets(3)	19,587	19,587
Transaction-related costs(4)	8,458	1,342
Product Procurement Adjustment(5)	18,725	53,071
Product recall(6)	11,188	—
Adjusted Operating Income	$1,022,938	$839,500

(1)Represents non-cash expense related to awards issued from the SharkNinja equity incentive plan.

(2)Represents litigation costs incurred and related settlements for certain patent infringement claims, false advertising claims, and any related settlement costs and recoveries, which were recorded in general and administrative expenses.

(3)Represents amortization of acquired intangible assets that we do not consider normal recurring operating expenses, as the intangible assets relate to JS Global’s acquisition of our business. We exclude amortization charges for these acquisition-related intangible assets for purposes of calculating Adjusted Operating Income, although revenue is generated, in part, by these intangible assets, to eliminate the impact of these non-cash charges that are significantly impacted by the timing and valuation of JS Global’s acquisition of our business, as well as the inherent subjective nature of purchase price allocations. Of the amortization of acquired intangible assets, $3.7 million for the years ended December 31, 2025, 2024 and 2023 was recorded to research and development expenses, and $15.9 million for the years ended December 31, 2025, 2024 and 2023 was recorded to sales and marketing expenses.

(4)Represents certain costs incurred related to secondary offering transactions and transaction-related due diligence initiatives.

(5)Represents cost of sales incurred related to the Product Procurement Adjustment. As a result of the separation, we purchase 100% of our inventory from one of our subsidiaries, SNHK, and no longer purchase inventory from a purchasing office wholly owned by JS Global. Thus, the markup on all inventory purchased subsequent to the separation is completely eliminated in consolidation. As a result of the separation, we pay JS Global a sourcing service fee to provide value-added sourcing services on a transitional basis under a Sourcing Services Agreement.

(6)Adjusted for operating income impact from a voluntary product recall that was recognized during the year ended December 31, 2025.

We define Adjusted Net Income as net income excluding (i) share-based compensation, (ii) certain litigation costs, (iii) foreign currency gains and losses, net, (iv) amortization of certain acquired intangible assets, (v) certain transaction-related costs, (vi) certain items that we do not consider indicative of our ongoing operating performance following the separation, including cost of sales from our Product Procurement Adjustment, (vii) the impact of a voluntary product recall, and (viii) the tax impact of the adjusted items.

Adjusted Net Income Per Share is defined as Adjusted Net Income divided by the diluted weighted average number of ordinary shares.

The following table reconciles Adjusted Net Income and Adjusted Net Income Per Share to the most comparable GAAP measures, net income and net income per share, diluted, respectively, for the periods presented:

	Year Ended December 31,
($ in thousands, except share and per share amounts)	2025	2024
Net income	$701,374	$438,705
Share-based compensation(1)	43,872	84,531
Litigation costs(2)	827	36,807
Foreign currency (gains) losses, net(3)	(36,059)	16,063
Amortization of acquired intangible assets(4)	19,587	19,587
Transaction-related costs(5)	8,458	1,342
Product Procurement Adjustment(6)	18,725	53,071
Product recall(7)	11,188	—
Tax impact of adjusting items(8)	(18,398)	(33,862)
Adjusted Net Income	$749,574	$616,244
Net income per share, diluted	$4.94	$3.11
Adjusted Net Income Per Share	$5.28	$4.37
Diluted weighted-average number of shares used in computing net income per share and Adjusted Net Income Per Share	142,089,766	141,083,853

(1)Represents non-cash expense related to awards issued from the SharkNinja equity incentive plan.

(2)Represents litigation costs incurred and related settlements for certain patent infringement claims, false advertising claims, and any related settlement costs and recoveries, which were recorded in general and administrative expenses.

(3)Represents foreign currency transaction gains and losses recognized from the remeasurement of transactions that were not denominated in the local functional currency, including gains and losses related to foreign currency derivatives not designated as hedging instruments.

(4)Represents amortization of acquired intangible assets that we do not consider normal recurring operating expenses, as the intangible assets relate to JS Global’s acquisition of our business. We exclude amortization charges for these acquisition-related intangible assets for purposes of calculated Adjusted Net Income, although revenue is generated, in part, by these intangible assets, to eliminate the impact of these non-cash charges that are significantly impacted by the timing and valuation of JS Global’s acquisition of our business, as well as the inherent subjective nature of purchase price allocations. Of the amortization of acquired intangible assets, $3.7 million for the years ended December 31, 2025, 2024 and 2023 was recorded to research and development expenses, and $15.9 million for the years ended December 31, 2025, 2024 and 2023 was recorded to sales and marketing expenses.

(5)Represents certain costs incurred related to secondary offering transactions and transaction-related due diligence initiatives.

(6)Represents cost of sales incurred related to the Product Procurement Adjustment. As a result of the separation, we purchase 100% of our inventory from one of our subsidiaries, SNHK, and no longer purchase inventory from a purchasing office wholly owned by JS Global. Thus, the markup on all inventory purchased subsequent to the separation is completely eliminated in consolidation. As a result of the separation, we pay JS Global a sourcing service fee to provide value-added sourcing services on a transitional basis under a Sourcing Services Agreement.

(7)Adjusted for net income impact from a voluntary product recall that was recognized during the year ended December 31, 2025.

(8)Represents the income tax effects of the adjustments included in the reconciliation of net income to Adjusted Net Income, determined using the tax rate of 23.5% for the year ended December 31, 2025 and 22.0% for the year ended December 31, 2024, which approximates our ETR, excluding certain share-based compensation costs and separation and distribution-related costs that are not tax deductible.

We define EBITDA as net income excluding: (i) interest expense, net, (ii) provision for income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding (i) share-based compensation cost, (ii) certain litigation costs, (iii) foreign currency gains and losses, net, (iv) certain transaction-related costs, (v) certain items that we do not consider indicative of our ongoing operating performance following the separation, including cost of sales from our Product Procurement Adjustment, and (vi) the impact of a voluntary product recall. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales. We believe EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are appropriate measures because they facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results according to GAAP, we believe provide a more complete understanding of the factors and trends affecting our business than GAAP measures alone.

The following table reconciles EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin to the most comparable GAAP measure, net income, for the periods presented:

	Year Ended December 31,
($ in thousands, except %)	2025	2024
Net income	$701,374	$438,705
Interest expense, net	48,600	63,715
Provision for income taxes	198,904	133,762
Depreciation and amortization	139,631	123,109
EBITDA	1,088,509	759,291
Share-based compensation (1)	43,872	84,531
Litigation costs (2)	827	36,807
Foreign currency (gains) losses, net(3)	(36,059)	16,063
Transaction-related costs(4)	8,458	1,342
Product Procurement Adjustment(5)	18,725	53,071
Product recall(6)	11,188	—
Adjusted EBITDA	$1,135,520	$951,105
Net sales	$6,399,188	$5,528,639
Adjusted EBITDA Margin	17.7%	17.2%

(1)Represents non-cash expense related to awards issued from the SharkNinja equity incentive plan.

(2)Represents litigation costs incurred and related settlements for certain patent infringement claims, false advertising claims, and any related settlement costs and recoveries, which were recorded in general and administrative expenses.

(3)Represents foreign currency transaction gains and losses recognized from the remeasurement of transactions that were not denominated in the local functional currency, including gains and losses related to foreign currency derivatives not designated as hedging instruments.

(4)Represents certain costs incurred related to secondary offering transactions and transaction-related due diligence initiatives.

(5)Represents cost of sales incurred related to the Product Procurement Adjustment. As a result of the separation, we purchase 100% of our inventory from one of our subsidiaries, SNHK, and no longer purchase inventory from a purchasing office wholly owned by JS Global. Thus, the markup on all inventory purchased subsequent to the separation is completely eliminated in consolidation. As a result of the separation, we pay JS Global a sourcing service fee to provide value-added sourcing services on a transitional basis under a Sourcing Services Agreement.

(6)Adjusted for the Adjusted EBITDA impact from a voluntary product recall that was recognized during the year ended December 31, 2025.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our revolving credit facility (“2023 Revolving Facility”). Our principal uses of cash have been investing in international expansion, new product development, working capital, distributions to JS Global prior to the separation and distribution, and repayment of debt. As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $777.3 million and our available balance of $489.1 million under our 2023 Revolving Facility. Our cash and cash equivalents consist primarily of cash on deposits with banks.

We believe that our existing cash and cash equivalents together with cash provided by operations and the availability under our 2023 Revolving Facility will be sufficient to meet our needs for at least the next 12 months from the date of the filing of this Annual Report. We plan to use our current cash on hand, cash generated by operations and our 2023 Revolving Facility to support our core business operations and strategic plan to accelerate our go-to-market strategy, invest in new product development and enhance our global distribution. We may be required to seek additional equity or debt financing to fund our activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, the results of operations and financial conditions of the business would be materially and adversely affected.

We have lease obligations and other contractual obligations and commitments as part of our ordinary course of business. See “Note 9 - Operating Leases,” “Note 10 - Debt” and “Note 11 - Commitments and Contingencies” to our audited consolidated financial statements found within “Item 8. Financial Statements and Supplementary Data” in this Annual Report for information about our lease obligations and other contractual obligations. We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements involving commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our business, financial condition, results of operations, liquidity, cash requirements or capital resources.

Indebtedness

In July 2023, we entered into a credit agreement (“2023 Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain banks and financial institutions party thereto as lenders and issuing banks. The 2023 Credit Agreement provides for an $810.0 million term loan facility (the “2023 Term Loan”) and a $500.0 million 2023 Revolving Facility. The 2023 Term Loan and 2023 Revolving Facility mature in July 2028, and both facilities bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. All SOFR borrowings under the 2023 Credit Agreement also incur a 0.1% credit adjustment. We may request increases to the 2023 Term Loan or 2023 Revolving Facility in a maximum aggregate amount not to exceed the greater of $520.0 million or 100% of adjusted earnings before interest, taxes, depreciation, and amortization, as defined in the 2023 Credit Agreement, for the most recently completed fiscal year. As of December 31, 2025, we had $739.1 million debt outstanding under the 2023 Credit Agreement.

During the year ended December 31, 2024, there were $285.0 million in draw downs on the 2023 Revolving Facility, which were all repaid during 2024. No amounts were outstanding on the 2023 Revolving Facility as of December 31, 2024. During the year ended December 31, 2025, there were $350.0 million in draw downs on the 2023 Revolving Facility, which were all repaid during 2025. No amounts were outstanding on the 2023 Revolving Facility as of December 31, 2025. As of December 31, 2025, $10.9 million of letters of credit were outstanding, resulting in an available balance of $489.1 million under the 2023 Revolving Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
($ in thousands)	2025	2024
Net cash provided by operating activities	$634,132	$446,620
Net cash used in investing activities	(159,779)	(151,181)
Net cash used in financing activities	(77,081)	(81,221)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2025 of $634.1 million was primarily related to our net income of $701.4 million, adjusted for non-cash charges of $267.2 million and net cash outflows of $334.5 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $139.6 million, share-based compensation of $43.9 million, deferred income tax of $38.7 million, non-cash lease expenses of $20.4 million, provision for excess and obsolete inventory of $10.5 million, other non-cash adjustments of $9.4 million and provision for credit losses of $4.7 million. The main drivers of the net cash outflows derived from the changes in operating assets and liabilities were related to an increase in accounts receivable of $350.5 million, an increase in inventories of $87.3 million, an increase in prepaid expenses and other assets of $84.0 million and a decrease in operating lease liabilities of $15.1 million, partially offset by an increase in accrued expenses and other liabilities of $162.8 million and an increase in accounts payable of $38.1 million.

Net cash provided by operating activities for the year ended December 31, 2024 of $446.6 million was primarily related to our net income of $438.7 million, adjusted for non-cash charges of $185.3 million and net cash outflows of $177.4 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $123.1 million, share-based compensation of $84.5 million, non-cash lease expenses of $19.5 million, provision for credit losses of $4.7 million and other non-cash adjustments of $0.9 million, offset by deferred income tax of $47.4 million. The main drivers of the net cash outflows derived from the changes in operating assets and liabilities were related to an increase in accounts receivable of $299.2 million, an increase in inventories of $204.9 million, an increase in prepaid expenses and other assets of $57.9 million and a decrease in operating lease liabilities of $10.2 million, partially offset by an increase in accrued expenses and other liabilities of $222.0 million, an increase in accounts payable of $157.3 million and an increase in tax payable of $15.5 million.

Investing Activities

Investing activities consist primarily of purchases of property and equipment and intangible assets.

Cash used in investing activities for the year ended December 31, 2025 of $159.8 million consisted of purchases of property and equipment of $146.1 million, purchases of intangible assets of $12.4 million and capitalized software development costs of $1.3 million.

Cash used in investing activities for the year ended December 31, 2024 of $151.2 million consisted of purchases of property and equipment of $137.7 million, purchases of intangible assets for $9.9 million and capitalized software development costs of $3.6 million.

Financing Activities

Financing activities consist primarily of proceeds we receive from the issuance of debt and debt repayments, as well as dividend payments, and contributions and distributions to and from JS Global prior to the separation and distribution.

Cash used in financing activities for the year ended December 31, 2025 of $77.1 million consisted of net ordinary shares withheld for taxes of $51.4 million and principal payments on the 2023 Term Loan of $40.5 million, which was partially offset by proceeds from employee share purchase plan contributions of $14.8 million.

Cash used in financing activities for the year ended December 31, 2024 of $81.2 million consisted of net ordinary shares withheld for taxes of $61.4 million and principal payments on the 2023 Term Loan of $25.3 million, which was partially offset by proceeds from employee share purchase plan contributions of $5.5 million.

Contractual Obligations and Commitments

As of December 31, 2025, our contractual obligations consisted of: (i) operating lease commitments of $201.7 million, of which $32.5 million is due in 2026 and $169.3 million is due thereafter, and (ii) purchase commitments of $109.0 million, of which $23.3 million is due in 2026 and $85.7 million is due thereafter. Please refer to “Note 9 - Operating Leases” and “Note 11 - Commitments and Contingencies” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for a discussion on our lease and purchase commitments.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an ongoing basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. For additional information on our significant accounting policies, please refer to “Note 2 - Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report. We believe that the following critical accounting policies and estimates have the greatest potential impact on our financial statements.

Net Sales Recognition

We recognize net sales when control of our products is transferred to retailers, consumers and distributors. Generally, control transfers when products are shipped or delivered to the customer, depending on the terms of the contract. Net sales related to service-type warranties recognized ratably over the contract period is immaterial.

Sales are made primarily under agreements allowing for rights of return in limited circumstances and various incentive rebates. We have an established history for these arrangements, and we record the estimated reserves as a reduction to net sales at the time the related net sales are recognized. Depending on whether we have the right to offset, the allowance for sales returns and the allowance for rebates are recorded on the balance sheet as either contra accounts receivable or accrued liabilities. Sales returns and rebates are estimated based on relevant historical and current data. Any significant changes in experience as compared to historical returns and rebates will impact the estimate.

We recognized $59.8 million, $86.6 million and $58.8 million in accrued returns and $409.7 million, $291.4 million and $207.6 million in accrued customer incentives as of December 31, 2025, 2024 and 2023, respectively. A hypothetical 10% change in the estimated ending liability balance would have resulted in a $6.0 million, $8.7 million and $5.9 million change in the estimated accrued return liability and a $41.0 million, $29.1 million and $20.8 million change in the estimated accrued rebate liability for the years ended December 31, 2025, 2024 and 2023, respectively, which would have been recognized as an increase or decrease to net sales.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. During 2025, the Company identified two reporting units for goodwill impairment testing, Domestic and International, and reallocated the carrying amount of goodwill to each reporting unit using a relative fair value framework, determined using a market approach based on revenue multiples. Although the Company presents one reportable segment for ASC 280 purposes due to aggregation, goodwill is evaluated for impairment at the reporting unit level, prior to aggregation. Our annual goodwill impairment test date is October 1. Indefinite-lived intangible assets consist of trade name and trademarks acquired through business acquisitions and separate purchases. Goodwill and indefinite-lived intangible assets are not amortized but rather tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that they may be impaired. Evaluating goodwill for impairment involves determining the fair value of our reporting units in which goodwill is recorded using a qualitative or quantitative analysis. If the fair value of a reporting unit exceeds its carrying value, impairment is not indicated. If the carrying amount of a reporting unit is higher than its estimated fair value, the excess is recorded as an impairment expense. Evaluating indefinite-lived intangible assets for impairment involves determining the fair value of the related indefinite-lived intangible asset using a qualitative or quantitative analysis. If the fair value of an indefinite-lived intangible asset exceeds its carrying value, impairment is not indicated, and if the carrying value exceeds fair value, an impairment charge is recognized.

For the year ended December 31, 2025, we performed a qualitative (Step 0) goodwill impairment assessment for each of our two reporting units, Domestic and International, and concluded that it was more likely than not that the fair value of each reporting unit exceeded its carrying value. For the year ended December 31, 2024, when we concluded we had one reporting unit, we performed a qualitative (Step 0) assessment for that reporting unit and concluded it was more likely than not that its fair value exceeded its carrying value. Therefore, we did not recognize any goodwill impairment during the years ended December 31, 2025 and 2024. In addition, we did not recognize any impairment of our indefinite-lived intangible assets during the years ended December 31, 2025 and 2024.

Acquired intangible assets consist of identifiable intangible assets, primarily developed software technology, customer relationships and trade name and trademarks, resulting from business acquisitions. Other intangible assets consist of purchased patents. Intangible assets are initially recorded at fair value on the date of acquisition and are amortized over their estimated useful lives, with the exception of trade name and trademarks which were deemed to have an indefinite life and are tested for impairment as described above. We evaluate our intangible assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset’s carrying amount may not be recoverable. When measuring the recoverability of these assets, we will make assumptions regarding our estimated future cash flows expected to be generated by the assets. If our estimates or related assumptions change in the future, we may be required to impair these assets. An asset is considered impaired if the carrying amount exceeds the undiscounted future net cash flows that the asset or asset group is expected to generate.

Recent Accounting Pronouncements

Refer to the sections titled “Basis of Presentation,” “Adoption of New Accounting Pronouncements” and “Recently Issued Accounting Pronouncements” in Note 2 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is principally the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

Our exposure to interest rate risk relates to the interest income generated by cash and cash equivalents and interest expense on our debt. Our interest rate sensitivity is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of checking accounts, government money market funds and money market deposit accounts in the United States. Interest income is sensitive to changes in the general level of interest rates. However, due to the short-term maturities of our cash equivalents, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

During the years ended December 31, 2025, 2024 and 2023, average debt borrowings, excluding the impact of debt issuance costs, totaled $800.0 million, $888.8 million and $601.8 million, respectively, with interest rates tied to LIBOR through July 20, 2023 and to SOFR thereafter. A hypothetical 100 basis point fluctuation to interest rates would have increased or decreased interest expense by $8.0 million, $8.9 million and $6.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Foreign Currency Exchange Risk

Our international net sales, cost of sales and operating expenses are denominated in multiple currencies, including British Pounds (“GBP”), Canadian Dollars, Chinese Yuan (“CNY”), and Euros. As such, we have exposure to adverse changes in exchange rates associated with the net sales and operating expenses of our foreign operations. Any fluctuations in other currencies will have minimal direct impact on our international net sales.

The functional currency of our non-U.S. subsidiaries is generally the respective local currency, although there are some subsidiaries whose functional currency is not their respective local currency. Asset and liability balances denominated in non-U.S. Dollar currencies are translated into U.S. Dollars using period-end exchange rates, while translation of net sales, cost of sales and operating expenses is based on average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss) and transaction gains and losses are recorded in other income (expense), net in our consolidated statements of income.

Our primary foreign currency exchange risk relates to the purchase of inventory from manufacturers located in China. Although our inventory purchases are denominated in U.S. Dollars, as the foreign exchange rate between the CNY and the U.S. Dollar fluctuates, the amount paid to suppliers for our inventory will generally fluctuate accordingly based on our contractual terms. Our subsidiaries in Europe conduct business in their local currencies but are exposed to fluctuations between their functional currency and the U.S. Dollar, in particular due to their inventory purchases being denominated in U.S. Dollars. We regularly monitor the forecast of non-U.S. Dollar expense and the level of non-U.S. Dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations.

We previously utilized foreign currency forward contracts, with financial institutions to protect against a portion of foreign exchange risks, mainly the exposure to changes in the exchange rate of the GBP against the U.S. Dollar that are associated with future cash flows denominated in GBP. These contracts did not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the related GBP denominated cash flows. The fair value of outstanding derivative instruments and associated disclosure are presented within “Note 2 - Summary of Significant Accounting Policies” and “Note 6 - Fair Value Measurements” to our consolidated financial statements included in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk.

The estimated translation impact to our consolidated financial statements of a hypothetical 1,000 basis points change in foreign currency exchange rates would amount to $26.4 million, $16.5 million and $13.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023, approximately 31.4%, 29.7% and 26.3%, respectively, of our net sales and approximately 37.5%, 33.4% and 28.3%, respectively, of our operating expenses were denominated in non-U.S. Dollar currencies.

Item 8. Financial Statements and Supplementary Data

Please see Financial Statements and Financial Statement Schedule beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosures due to the material weaknesses in internal control over financial reporting, as further described below.

Notwithstanding the material weaknesses noted below, our management, including our Principal Executive Officer and Principal Financial Officer, has concluded that our financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. GAAP.

Previously Disclosed Material Weaknesses

In the section titled “Part II, Item 15. Controls and Procedures” of our Annual Report on Form 20-F for the fiscal year ended December 31, 2024, as filed with the SEC on March 31, 2025, we identified material weaknesses in our internal control over financial reporting relating to the design and operating effectiveness of internal controls associated with: (i) the control environment, risk assessment, control activities, and information and communication components of the COSO framework, (ii) information technology general controls for information systems relevant to the preparation of our financial statements, (iii) accounting for revenue and accounts receivable, (iv) accounting for inventory and cost of goods sold, (v) accounting for the purchase of goods and services, and (vi) our financial statement close process.

During fiscal year 2025, with the oversight of the Audit Committee of the Board of Directors, the Company took a number of actions designed to improve our internal control over financial reporting and implemented a remediation plan to address these material weaknesses, including the expansion of formal accounting and IT policies and procedures, as well as the implementation of appropriate timely review and oversight responsibilities within the accounting and financial reporting functions. The Company also engaged third-party advisors to assist in the design and implementation of process level controls, enhanced internal controls surrounding our financial statement close process, revenue and accounts receivable, inventory and cost of goods sold, and purchases of goods and services, and continued upgrading and standardizing our information systems through the final stages of a global enterprise planning (“ERP”) system implementation.

As a result of the remediation actions outlined above and the testing of the design and operating effectiveness of the newly designed and enhanced controls, management concluded that the controls related to accounting for purchases of goods and services have been in place and operated effectively for a sufficient period of time to demonstrate the corresponding material weakness was remediated as of December 31, 2025.

While we believe that our efforts have significantly improved our internal control over financial reporting, we have concluded in management’s report on internal control over financial reporting below that the Company continues to have certain material weaknesses in its internal control.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

The material weaknesses as of December 31, 2025, are as follows:

•We identified deficiencies in the design and operating effectiveness of internal controls associated with the control environment and control activities components of the COSO framework that constitute a material weakness. The deficiencies related to (i) policies and procedures around accountability for defined internal control responsibilities, (ii) developing general controls over technology, and (iii) identifying and performing control activities in accordance with established policies.

•We did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel, and (iii) computer operations controls to ensure that critical batch jobs are monitored. As a result, our IT application and business process controls that are dependent on information and data produced by systems affected by the deficiencies in IT general controls were deemed ineffective because they could have been adversely impacted.

•We did not design and/or operate effective controls over the accounting for (i) revenue and accounts receivables, (ii) inventory and cost of goods sold and (iii) the financial statement close process to address all material risks of misstatement as of December 31, 2025. Controls were not designed or operating effectively to support the sufficiency of review, including retention of evidence and consistency of execution.

While management has made progress towards the remediation plan, as evidenced through the remediation of the prior year material weakness in the accounting for purchases of goods and services, the remaining material weaknesses will not be considered remediated until the enhanced controls have been fully implemented and operating for a sufficient period of time and management has concluded, through testing, that the related controls are effective. We will continue to monitor the effectiveness of this remediation plan and refine it as appropriate.

These material weaknesses did not result in any material misstatements to the consolidated financial statements and there were no changes to previously issued financial statements. Notwithstanding our material weaknesses, we have concluded that the financial statements and other financial information included in this Annual Report present fairly, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Ernst & Young, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025.

Remediation Plan for Material Weaknesses

With the oversight of the Audit Committee of our Board of Directors, we have continued throughout fiscal year 2025 to take steps to remediate the material weaknesses identified above by implementing changes to our internal control over financial reporting and will continue these remediation efforts in 2026. Our remediation efforts will include:

•Re-designing and implementing IT general controls related to financial accounting and reporting systems, including implementing robust monitoring controls as appropriate.

•Building a standard internal controls framework for System Development Life Cycle that will be used prior to go-live for all IT applications.

•Designing and implementing additional control activities and evaluating the operating effectiveness of control activities that operate at a level of precision to identify all potentially material errors.

•Enhancing training awareness programs to address IT general controls and business process controls that enforce policies for the retention of sufficient evidence of the performance of control activities.

•Developing and enhancing policies for current employees, new hires, and external consultants to ensure they are held accountable for design, implementation, and execution of our internal controls over financial reporting.

•Investing in the development of internal capabilities by insourcing the Internal Audit function to perform the majority of SOX testing to promote continuity, embed institutional knowledge of the business, and enable more proactive identification of operational and control improvement opportunities.

While we believe that the foregoing efforts will effectively remediate the remaining material weaknesses, until these remedial actions have been completed and the required internal controls have been fully implemented and operating for a sufficient period of time to be able to conclude that material weaknesses described above have been successfully remediated, our internal control over financial reporting will remain ineffective.

We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts and there is no assurance as to when such remediation will be completed. In addition, as we continue to evaluate and work to improve internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Changes in internal control over financial reporting

Except as described above there have been no changes during the year ended December 31, 2025, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SharkNinja, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SharkNinja, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, SharkNinja, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified pervasive material weaknesses throughout the Company’s internal control processes that involve the control environment and control activities components of the COSO framework and additional material weaknesses in information technology general controls, the Company’s accounting for revenue and accounts receivable and inventory and cost of goods sold, and the financial statement close process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated March 2, 2026, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 2, 2026

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the fourth quarter of 2025, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K).

Second A&R CEO Employment Agreement

The Company entered into a second amended and restated employment agreement with Mark Barrocas, its Chief Executive Officer, effective as of February 27, 2026 (the “Second A&R CEO Employment Agreement”), to increase his annual base salary and annual cash incentive compensation opportunity, in each case, commencing as of January 1, 2026. The Second A&R CEO Employment Agreement supersedes and replaces Mr. Barrocas’s prior amended and restated employment agreement with the Company.

Pursuant to the Second A&R CEO Employment Agreement, Mr. Barrocas will be paid an annual base salary of $1,518,000, retroactive to January 1, 2026, and will also be eligible for an annual bonus with 50% based on individual performance metrics and 50% based on Company financial performance metrics (the “Annual Bonus”). The target Annual Bonus is equal to 200% of his annual base salary and the maximum Annual Bonus is equal to 300% of his annual base salary.

In addition, the Second A&R CEO Employment Agreement provides that in the event of a termination of employment by the Company without cause or resignation by Mr. Barrocas for good reason, he will be entitled to (i) a lump sum payment equal to the sum of (a) 1.5 times his then-current base salary and (b) 1.5 times his target Annual Bonus and (ii) a monthly cash payment equal to the COBRA health continuation coverage premium for himself and his dependents for 18 months. The severance payments and benefits are contingent upon Mr. Barrocas’s execution and non-revocation of a separation and general release agreement in favor of the Company. Upon a termination of employment, Mr. Barrocas will also be entitled to his accrued salary and other accrued benefits.

The foregoing description of the Second A&R CEO Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Second A&R CEO Employment Agreement, which is filed as Exhibit 10.11 to this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual General Meeting, which will be filed with the SEC, no later than 120 days after December 31, 2025.

We have adopted insider trading policies and procedures (the “Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified entirely by reference to the copy of our Insider Trading Policy filed as Exhibit 19.1 to this Annual Report on Form 10-K.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller or persons performing similar functions. A copy of the code is posted on the investor relations section of our principal corporate website at www.sharkninja.com. We intend to disclose future amendments to our code of ethics, or any waivers of such code, on our website or in public filings. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual General Meeting, which will be filed with the SEC, no later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual General Meeting, which will be filed with the SEC, no later than 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual General Meeting, which will be filed with the SEC, no later than 120 days after December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual General Meeting, which will be filed with the SEC, no later than 120 days after December 31, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

(a) Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(b) Financial Statement Schedules
All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(c) Exhibits
The documents listed in the exhibit index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-273518), filed with the SEC on July 28, 2023).

4.1	Description of Securities (incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 20-F (File No. 001-41754), filed with the SEC on March 1, 2024).
10.1†
SharkNinja, Inc. 2023 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-273518), filed with the SEC on July 28, 2023).

10.2†
SharkNinja, Inc. 2023 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-273518), filed with the SEC on July 28, 2023).

10.3†
Form of Indemnification Agreement, between the Registrant and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Registration Statement on Form F-1 (File No. 333-272973), filed with the SEC on June 28, 2023).

10.4
Separation and Distribution Agreement by and among JS Global Lifestyle Company Limited, SharkNinja Global SPV, Ltd. and SharkNinja, Inc., dated July 29, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 20-F (File No. 001-41754), filed with the SEC on March 1, 2024).

10.5+
Employee Matters Agreement between JS Global Lifestyle Co. Ltd., and SharkNinja, Inc., July 29, 2023 (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 20-F (File No. 001-41754), filed with the SEC on March 1, 2024).

10.6+
Brand License Agreement by and between SharkNinja Europe Ltd, and JS Global Trading HK Limited, dated July 29, 2023 (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 20-F (File No. 001-41754), filed with the SEC on March 1, 2024).

10.7+
Sourcing Services Agreement - Joyoung by and between Joyoung Holding (Hong Kong) Limited, Hangzou Jiuchang Household Electric Appliances Co., Ltd., and Hanzhou Joyoung Household Electric Appliances Co., Ltd. (collectively, Joyoung), and SharkNinja (Hong Kong) Company Limited, dated July 29, 2023 (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 20-F (File No. 001-41754), filed with the SEC on March 1, 2024).

10.8+
Product Development Agreement by and between SharkNinja Europe Ltd., and JS Global Trading HK Limited, dated July 29, 2023 (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 20-F (File No. 001-41754), filed with the SEC on March 1, 2024).

10.8.1††	First Amendment to Product Development Agreement (incorporated by reference to Exhibit 4.8.2 to the Registrant’s Annual Report on Form 20-F (File No. 001-41754), filed with the SEC on March 31, 2025).
10.8.2+
Second Amendment to Product Development Agreement (incorporated by reference to Exhibit 4.8.3 to the Registrant’s Annual Report on Form 20-F (File No. 001-41754), filed with the SEC on March 31, 2025).

10.8.3††	Third Amendment to Product Development Agreement (incorporated by reference to Exhibit 4.8.4 to the Registrant’s Annual Report on Form 20-F (File No. 001-41754), filed with the SEC on March 31, 2025).
10.8.4*††	Fourth Amendment to Product Development Agreement.
10.9
Credit Agreement between SharkNinja Appliance LLC, SharkNinja Europe LTD, The Other Borrowers Party Hereto, The Guarantors Party Hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and The Other Lenders Party Hereto, dated July 20, 2023(incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 20-F (File No. 001-41754), filed with the SEC on March 1, 2024).

10.10*†	Form of Director Agreement.
10.11*†	Second Amended and Restated Employment Agreement with Mark Barrocas, dated February 27, 2026.
10.12*† ††	Offer Letter with Adam Quigley, dated January 12, 2026.
10.13*†	Noncompetition, Confidentiality and Non-Solicitation Agreement with Adam Quigley, dated February 25, 2026.

10.14*† ††	Offer Letter with Patraic Reagan, dated March 17, 2024.
10.15*† ††	Offer Letter with Pedro Lopez-Baldrich, dated February 8, 2018.
10.16*†	Noncompetition, Confidentiality and Non-Solicitation Agreement with Pedro Lopez-Baldrich, dated February 8, 2018.
10.17*†	Employment Agreement with Neil Shah, dated July 27, 2017.
10.18*†	Amendment No. 1 to the Employment Agreement with Neil Shah, dated September 29, 2017.
10.19*†	SharkNinja, Inc. Global Annual Bonus Plan.
10.20*†	SharkNinja, Inc. Long-Term Incentive Plan.
19.1*	Insider trading policies and procedures.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 20-F (File No. 001-41754), filed with the SEC on March 1, 2024).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
+ Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Exchange Act. The Company will furnish the omitted schedules to the SEC upon request.
† Indicates management contract or compensatory plan, contract or agreement.
†† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARKNINJA, INC.

	By:	/s/ Mark Barrocas
Date: March 2, 2026		Name: Mark Barrocas
Title: Chief Executive Officer, Director

SHARKNINJA, INC.

	By:	/s/ Adam Quigley
Date: March 2, 2026		Name: Adam Quigley
Title: Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Barrocas and Adam Quigley, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual's substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Barrocas	Chief Executive Officer and Director	March 2, 2026
Mark Barrocas	(Principal Executive Officer)

/s/ Adam Quigley	Chief Financial Officer	March 2, 2026
Adam Quigley	(Principal Financial Officer)

/s/ Kaitlin Folan	Chief Accounting Officer	March 2, 2026
Kaitlin Folan	(Principal Accounting Officer)

/s/ CJ Xuning Wang	Director	March 2, 2026
CJ Xuning Wang

/s/ Kathryn J. Barton	Director	March 2, 2026
Kathryn J. Barton

/s/ Peter Feld	Director	March 2, 2026
Peter Feld

/s/ Chi Kin Max Hui	Director	March 2, 2026
Chi Kin Max Hui

/s/ Dennis Paul	Director	March 2, 2026
Dennis Paul

/s/ Barney Tianhao Wang	Director	March 2, 2026
Barney Tianhao Wang

/s/ Timothy R. Warner	Director	March 2, 2026
Timothy R. Warner

/s/ Jason Wortendyke	Director	March 2, 2026
Jason Wortendyke

SHARKNINJA, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SharkNinja, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SharkNinja, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an adverse opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates

Revenue Recognition - Variable Consideration for non-standard Markdowns and Allowances

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company has contractual incentive programs and practices with customers that can give rise to elements of variable consideration, including non-standard markdowns and allowances. The Company estimates the variable consideration using the expected value method or most likely amount method, based on sales, future sales of products by customers, and agreed-upon rates with each customer and records the estimated amount of credits for these programs as a reduction to net sales. As of December 31, 2025, the Company had accrued customer incentives, inclusive of non-standard markdowns and allowances, of $409.7 million.

Auditing the Company’s estimate of variable consideration for certain non-standard markdowns and allowances was challenging due to the estimation uncertainty over projections of sell through by customers during the contractual period. The estimation of sell through is forward looking and reflects management's assumptions about the number of units customers are expected to sell within a defined time period, and changes in those assumptions can have a material effect on the amount of variable consideration recognized. Further, the identified material weakness relating to the Company’s accounting for revenue and accounts receivable affected the variable consideration for non-standard markdowns and allowances and our audit procedures.

How We Addressed the Matter in Our Audit
To test variable consideration related to certain non-standard markdowns and allowances, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the Company’s calculations. For a sample of customers, we agreed the Company’s estimates of the sale of future units by the customer to underlying support including, but not limited to, historical sell through data, compared the terms used in the Company’s calculation of the non-standard markdowns and allowances to the underlying contract or correspondence between the Company and customer, and tested the calculation of the related accrued incentive balance. To assess the historical accuracy of the estimates, we tested management’s lookback analysis over historical reserves compared to actual credits issued and tested a sample of credit memos issued to customers for the markdowns and allowances incentives compared to the amounts accrued. To test the completeness and accuracy of the accrued customer markdowns and allowances at year-end, we compared credit memos issued after December 31, 2025, to the Company’s estimates. The nature and extent of our audit procedures considered the inability to rely on controls over the Company’s revenue process as a result of the material weaknesses described above.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Boston, Massachusetts

March 2, 2026

SHARKNINJA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$777,289	$363,669
Accounts receivable, net(1)	1,667,143	1,266,595
Inventories	1,002,205	899,989
Prepaid expenses and other current assets	164,628	114,008
Total current assets	3,611,265	2,644,261
Property and equipment, net	232,226	211,464
Operating lease right-of-use assets	142,487	146,257
Intangible assets, net	451,137	462,678
Goodwill	834,781	834,781
Deferred tax assets	10,706	43,093
Other assets, noncurrent	66,832	51,625
Total assets	$5,349,434	$4,394,159
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable(2)	$679,534	$612,031
Accrued expenses and other current liabilities	1,016,645	841,529
Tax payable	38,092	36,548
Debt, current	39,344	39,344
Total current liabilities	1,773,615	1,529,452
Debt, noncurrent	696,795	736,139
Operating lease liabilities, noncurrent	140,981	145,377
Deferred tax liabilities	16,252	9,931
Other liabilities, noncurrent	45,580	37,288
Total liabilities	2,673,223	2,458,187
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, $0.0001 par value per share, 1,000,000,000 shares authorized; 141,158,026 and 140,347,436 shares issued and outstanding as of December 31, 2025 and 2024, respectively	14	14
Additional paid-in capital	1,045,504	1,038,213
Retained earnings	1,610,398	909,024
Accumulated other comprehensive income (loss)	20,295	(11,279)
Total shareholders’ equity	2,676,211	1,935,972
Total liabilities and shareholders’ equity	$5,349,434	$4,394,159

(1) Including amounts from a related party of $17,574 and $9,381 as of December 31, 2025 and 2024, respectively.
(2) Including amounts to a related party of $14,115 and $39,769 as of December 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SHARKNINJA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales(1)	$6,399,188	$5,528,639	$4,253,710
Cost of sales(2)	3,262,698	2,866,648	2,345,858
Gross profit	3,136,490	2,661,991	1,907,852
Operating expenses:
Research and development(3)	368,073	341,289	249,387
Sales and marketing(4)	1,458,027	1,243,145	897,585
General and administrative(5)	390,109	433,395	387,316
Total operating expenses	2,216,209	2,017,829	1,534,288
Operating income	920,281	644,162	373,564
Interest expense, net	(48,600)	(63,715)	(44,909)
Other income (expense), net	28,597	(7,980)	(35,427)
Income before income taxes	900,278	572,467	293,228
Provision for income taxes	198,904	133,762	126,150
Net income	$701,374	$438,705	$167,078
Net income per share, basic	$4.97	$3.14	$1.20
Net income per share, diluted	$4.94	$3.11	$1.20
Weighted-average number of shares used in computing net income per share, basic	140,984,108	139,935,525	139,025,657
Weighted-average number of shares used in computing net income per share, diluted	142,089,766	141,083,853	139,420,254

(1) Including amounts associated with related parties of $16,817, $9,460 and $3,133 for the years ended December 31, 2025, 2024 and 2023, respectively.
(2) Including amounts associated with related parties of $95,544, $231,491 and $1,037,844 for the years ended December 31, 2025, 2024 and 2023, respectively.
(3) Including amounts associated with related parties of $(6,577), $875 and $3,004 for the years ended December 31, 2025, 2024 and 2023, respectively.
(4) Including amounts associated with related parties of $0, $0 and $8,200 for the years ended December 31, 2025, 2024 and 2023, respectively.
(5) Including amounts associated with related parties of $(1,737), $(3,000) and $22,750 for the years ended December 31, 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SHARKNINJA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$701,374	$438,705	$167,078
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23,311	(4,159)	10,812
Unrealized gain (loss) on derivative instruments, net	8,263	(6,090)	(2,173)
Comprehensive income	$732,948	$428,456	$175,717

The accompanying notes are an integral part of these consolidated financial statements.

 SHARKNINJA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital			Total Shareholders’ Equity
	Ordinary Shares			Retained Earnings
	Shares	Amount
Balance as of December 31, 2022	138,982,872	$14	$941,206	$896,738	$(9,669)	$1,828,289
Distribution paid to Former Parent	—	—	—	(443,318)	—	(443,318)
Share-based compensation	—	—	46,966	—	—	46,966
Recharge from Former Parent for share-based compensation	—	—	(3,165)	—	—	(3,165)
Sale of SharkNinja Co, Ltd. to Former Parent	—	—	(3,295)	—	—	(3,295)
Vesting of restricted share units, net of shares withheld for taxes	100,497	—	(4,322)	—	—	(4,322)
Cash dividends declared ($1.08 per share)	—	—	—	(150,179)	—	(150,179)
Shareholder-funded executive bonuses	—	—	32,200	—	—	32,200
Other comprehensive income, net of tax	—	—	—	—	8,639	8,639
Net income	—	—	—	167,078	—	167,078
Balance as of December 31, 2023	139,083,369	$14	$1,009,590	$470,319	$(1,030)	$1,478,893
Share-based compensation	—	—	84,531	—	—	84,531
Vesting of restricted share units, net of shares withheld for taxes	1,129,203	—	(61,395)	—	—	(61,395)
Shares issued under employee share purchase plan	134,864	—	5,487	—	—	5,487
Other comprehensive loss, net of tax	—	—	—	—	(10,249)	(10,249)
Net income	—	—	—	438,705	—	438,705
Balance as of December 31, 2024	140,347,436	$14	$1,038,213	$909,024	$(11,279)	$1,935,972
Share-based compensation	—	—	43,872	—	—	43,872
Vesting of restricted share units, net of shares withheld for taxes	617,174	—	(51,405)	—	—	(51,405)
Shares issued under employee share purchase plan	193,416	—	14,824	—	—	14,824
Other comprehensive income, net of tax	—	—	—	—	31,574	31,574
Net income	—	—	—	701,374	—	701,374
Balance as of December 31, 2025	141,158,026	$14	$1,045,504	$1,610,398	$20,295	$2,676,211

The accompanying notes are an integral part of these consolidated financial statements.

SHARKNINJA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$701,374	$438,705	$167,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,631	123,109	103,821
Share-based compensation	43,872	84,531	46,966
Shareholder-funded executive bonuses	—	—	32,200
Provision for credit losses	4,740	4,724	4,474
Provision for excess and obsolete inventory	10,468	—	—
Non-cash lease expense	20,431	19,466	14,708
Deferred income taxes, net	38,708	(47,374)	(41,735)
Other	9,386	886	8,034
Changes in operating assets and liabilities:
Accounts receivable(1)	(350,479)	(299,196)	(229,651)
Inventories	(87,272)	(204,922)	(155,806)
Prepaid expenses and other assets(2)	(84,044)	(57,949)	99,220
Accounts payable(3)	38,147	157,341	147,513
Tax payable	1,544	15,557	19,474
Operating lease liabilities	(15,142)	(10,239)	(14,244)
Accrued expenses and other liabilities(4)	162,768	221,981	78,549
Net cash provided by operating activities	634,132	446,620	280,601
Cash flows from investing activities:
Purchase of property and equipment	(146,082)	(137,687)	(122,741)
Purchase of intangible asset	(12,374)	(9,916)	(8,497)
Capitalized internal-use software development	(1,323)	(3,578)	(563)
Cash receipts on beneficial interest in sold receivables	—	—	16,777
Other investing activities, net	—	—	(3,051)
Net cash used in investing activities	(159,779)	(151,181)	(118,075)
Cash flows from financing activities:
Net ordinary shares withheld for taxes upon issuance of restricted share units	(51,405)	(61,395)	(4,322)
Repayment of debt	(40,500)	(25,313)	(442,563)
Proceeds from shares issued under employee share purchase plan	14,824	5,487	—
Proceeds from issuance of debt, net of issuance cost	—	—	800,653
Distribution paid to Former Parent	—	—	(435,292)
Recharge from Former Parent for share-based compensation	—	—	(3,165)
Dividend payments	—	—	(150,179)
Net cash used in financing activities	(77,081)	(81,221)	(234,868)
Effect of exchange rates changes on cash	16,348	(4,610)	7,633
Net increase (decrease) in cash and cash equivalents	413,620	209,608	(64,709)
Cash and cash equivalents at beginning of period	363,669	154,061	218,770
Cash and cash equivalents at end of period	$777,289	$363,669	$154,061
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$149,350	$190,656	$141,247
Cash paid for interest	50,522	64,690	51,109
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$10,373	$3,571	$548
Cancellation of related party note through distribution	—	—	(8,026)
Unrealized gain (loss) on cash flow hedges	8,263	(6,090)	(2,173)

(1) Including changes in related party balances of $(8,193), $(5,787) and $(2,561) for the years ended December 31, 2025, 2024 and 2023, respectively.
(2) Including changes in related party balances of $0, $0 and $20,069 for the years ended December 31, 2025, 2024 and 2023, respectively.
(3) Including changes in related party balances of $(25,654), $(61,769) and $(130,267) for the years ended December 31, 2025, 2024 and 2023, respectively.
(4) Including changes in related party balances of $0, $0 and $(8,399) for the years ended December 31, 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SHARKNINJA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

SharkNinja, Inc. (the “Company”) is a global product design and technology company that creates innovative lifestyle product solutions across multiple product categories, including Cleaning Appliances, Cooking and Beverage Appliances, Food Preparation Appliances and Beauty and Home Environment Appliances products under the brands of “Shark” and “Ninja.” SharkNinja is headquartered in Needham, Massachusetts, and distributes products throughout North America, Europe, and other select international markets.

SharkNinja, Inc. was incorporated in the Cayman Islands on May 17, 2023 as a wholly-owned subsidiary of JS Global Lifestyle Company Limited (“JS Global” or the “Former Parent”). The Company was formed for the purpose of completing the listing of the Company on the New York Stock Exchange (“NYSE”) and related transactions to carry on the business of SharkNinja Global SPV, Ltd., and its subsidiaries.

SharkNinja Global SPV, Ltd. was incorporated in 2017 as a wholly-owned subsidiary of JS Global. Prior to July 28, 2023, SharkNinja Global SPV, Ltd. operated as a combination of wholly-owned businesses of JS Global, which is a listed entity on the Hong Kong Stock Exchange.

On July 30, 2023, in connection with (1) the separation of the Company from JS Global (the “separation”) and (2) the distribution to the holders of JS Global ordinary shares of all of JS Global’s equity interest in SharkNinja Global SPV, Ltd. in the form of a dividend of the Company’s ordinary shares, JS Global contributed all outstanding shares of SharkNinja Global SPV, Ltd. to SharkNinja, Inc. in exchange for shares of SharkNinja, Inc. On July 31, 2023, JS Global distributed 138,982,872 ordinary shares of SharkNinja, Inc. to the holders of JS Global ordinary shares, and SharkNinja, Inc. began trading on the NYSE.

SharkNinja Global SPV, Ltd. prior to the separation and distribution, together with SharkNinja, Inc. and its subsidiaries subsequent to the separation and distribution are herein referred to as “SharkNinja” or the “Company”.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements that accompany these notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SharkNinja, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. For the purposes of comparability, certain prior period amounts have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting periods and accompanying notes. Significant items subject to such estimates and assumptions include but are not limited to variable consideration for returns, sales rebates and discounts, the allowance for credit losses, reserve for product warranties, the fair value of financial assets and liabilities including the accounting and fair value of derivatives, valuation of inventory, share-based compensation, including probability of the attainment of awards with performance conditions and grant-date fair value of awards with market conditions, and the valuation of deferred tax assets and uncertain tax positions. Actual results could differ from those estimates.

Foreign Currency

The Company’s reporting currency is the USD. The Company’s functional currency is USD and generally the functional currency of its international subsidiaries is the local currency of the country in which the subsidiary operates. The Company translates the assets and liabilities of non-USD functional currency subsidiaries into USD using exchange rates in effect at the end of each reporting period. Net sales and expenses for these subsidiaries are translated using average exchange rates prevailing during the period. Gains and losses from these translations are recognized as a cumulative translation adjustment and are included in accumulated other comprehensive income (loss) within the consolidated balance sheets.

For transactions that are not denominated in the local functional currency, the transactions are recorded at the exchange rate in effect on the day the transaction occurred. The Company remeasures monetary assets and liabilities denominated in a foreign currency at exchange rates in effect at the end of each reporting period. Transaction gains and losses from the remeasurement are recognized in other income (expense), net within the consolidated statements of income. Foreign currency transaction (gains) losses were $(36.1) million, $16.1 million and $5.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, accounts receivable, and forward contracts. The Company maintains its cash and cash equivalents with high-quality financial institutions, the composition and maturities of which are regularly monitored by the Company. At times, these balances may exceed federally insured limits; however, to date, the Company has not incurred any losses on these balances.

The Company has outstanding accounts receivable balances with retailers and distributors. The Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded in the consolidated balance sheets. The Company extends different levels of credit to customers, without requiring collateral deposits, and when necessary, maintains reserves for potential credit losses based upon the expected collectability of accounts receivable. The Company manages credit risk related to its customers by performing periodic evaluations of credit worthiness and applying other credit risk monitoring procedures.

The Company sells a significant portion of its products through retailers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these retailers deteriorates substantially, the Company’s operating results could be adversely affected.

The following table summarizes the Company’s customers that represented 10% or more of accounts receivable, net:

	As of December 31,
	2025	2024
Customer A	22.0%	29.1%
Customer C	11.8	*
 * Represents less than 10%

The following table summarizes the Company’s customers that represented 10% or more of net sales:

	Year Ended December 31,
	2025	2024	2023
Customer A	23.8%	23.1%	19.9%
Customer B	11.4	10.0	10.0
Customer C	10.5	12.8	14.8

Supplier Concentration

The Company relies on third parties to supply and manufacture its products, as well as third-party logistics providers. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and bank deposits. The Company considers all highly liquid investments, with an original maturity of three months or less at the date of purchase, including U.S. government money market funds, to be cash equivalents.

Fair Value Measurements

Fair value is defined as the exchange price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair values are therefore determined using model-based techniques that include discounted cash flow models, and similar techniques.

Financial instruments consist of cash and cash equivalents, accounts receivables, derivative financial instruments, accounts payable, interest-bearing bank loans and accrued liabilities. Derivative financial instruments are stated at fair value on a recurring basis. Cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to their short-term nature. Interest-bearing bank loans are also stated at their carrying value, which approximates fair value due to their variable interest rates.

Accounts Receivable, Net

Accounts receivable are presented net of allowance for credit losses and allowance for chargebacks. Accounts receivable are presented net of liabilities when a right of offset exists. The Company determined the allowance for customer incentives and allowance for sales returns should be recorded as a liability.

The Company maintains an allowance related to customer incentives based on specific terms and conditions included in the customer agreements or based on historical experience and the Company’s expectation of discounts.

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. To estimate the allowance for credit losses the Company applied the loss-rate method using relevant available information including historical write-off activity, current conditions and reasonable and supportable forecasts. The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, the Company considered various risk characteristics, including geographic location and industry of the customer. When a specific customer exhibits unique risk characteristics, such as significant deterioration in financial condition or other indicators that it no longer shares similar risk characteristics with the collective pool, that receivable is evaluated individually. Expected credit losses for individually evaluated receivables are measured based on the present value of expected future cash flows or, when applicable, the fair value of collateral, and any resulting specific reserves are included in the allowance for credit losses.

Write-offs of accounts receivable are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

Below is a rollforward of the Company’s allowance for credit losses:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Beginning balance	$7,856	$8,225	$6,998
Provision for credit losses	4,740	4,724	4,474
Write-offs and other adjustments	(8,733)	(5,093)	(3,247)
Ending balance	$3,863	$7,856	$8,225

Derivative Financial Instruments

The Company enters into foreign currency forward contracts with financial institutions to protect against foreign exchange risks largely attributable to its exposure to changes in the exchange rate of the Chinese Yuan and Great British Pound against the USD that are associated with forecasted future cash flows. The Company’s primary objective in entering into these contracts is to reduce the volatility of cash flows associated with changes in foreign currency exchange rates. The Company does not use derivative instruments for trading or speculative purposes.

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, are recorded either within prepaid expenses and other current assets or accrued expenses and other current liabilities in the consolidated balance sheets. The Company records changes in the fair value of these derivatives in accumulated other comprehensive income in the consolidated balance sheets until the forecasted transaction occurs upon which the Company reclassifies the related gain or loss on the derivative to the same financial statements line item in the consolidated statements of income to which the derivative relates.

Derivative instruments that hedge the exposure to variability in expected future cash flows or the fair value of assets or liabilities that are not currently designated as hedges for financial reporting purposes, are recorded either within prepaid expenses and other current assets or accrued expenses and other current liabilities in the consolidated balance sheets. The Company records changes in the fair value of these derivatives in other income (expense), net in the consolidated statements of income. In the consolidated statements of cash flows, the effects of settlements of derivative instruments are classified as operating activities, consistent with the related transactions.

Inventories

Inventory primarily consists of finished goods and, to a lesser extent, components, which are purchased from manufacturers. Inventory is stated at the lower of cost or net realizable value with cost being determined using the standard cost method, which approximates actual costs determined on the first-in, first-out basis. Inventories include indirect acquisition and production costs that are incurred to bring the inventories to their present condition and location, including shipping costs. The Company writes down its inventory for estimated obsolescence or excess inventory based upon assumptions around market conditions and estimates of future demand. Net realizable value is defined as estimated selling prices less reasonably predictable costs of completion, disposal and transportation. Adjustments to reduce inventory to net realizable value are recognized in cost of sales.

Included within inventories are adjustments of $0.1 million, $1.0 million, and $2.8 million as of December 31, 2025, 2024 and 2023, respectively, and inventory reserves of $65.7 million, $43.8 million, and $25.0 million as of December 31, 2025, 2024 and 2023, respectively, to record inventory to net realizable value.

Property and Equipment, Net

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are expensed as incurred.

The estimated useful lives of the Company’s property and equipment are as follows:

Molds and tooling	3 years
Computer and software	3 - 7 years
Displays	2 years
Equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Construction in progress includes computer and software, furniture and fixtures, equipment and leasehold improvements, not yet placed in service, which is stated at cost, and is not depreciated until completed and ready for use.

Cloud Computing Arrangement Implementation Costs

The Company capitalizes costs to implement cloud computing arrangements that are service contracts. Capitalized implementation costs are included within other assets, noncurrent in the consolidated balance sheets, and amortized on a straight-line basis over the term of the service contract, which includes reasonably certain renewals. As of December 31, 2025 and 2024, the Company has capitalized $47.8 million and $52.6 million, respectively, of costs to implement cloud computing arrangements. Of those amounts, $10.5 million and $7.7 million of capitalized costs relate to assets not placed in service as of December 31, 2025 and 2024, respectively. Amortization expense was $15.5 million, $11.1 million, and $7.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Leases

The Company determines if an arrangement is a lease at inception of the contract. For all leases, the Company recognizes on the consolidated balance sheets a liability as of the lease commencement date for its obligation related to the lease and a corresponding asset representing its right to use the underlying asset over the period of use (“ROU asset”). The Company recognizes the lease liability for each lease based on the present value of the lease payments not yet paid at the commencement date of the lease. The ROU asset for each lease is recorded at the amount equal to the initial measurement of the lease liability, adjusted for balances of prepaid rent, lease incentives received and initial direct costs incurred. For operating leases, expense is recognized on a straight-line basis over the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and are recognized on a straight-line basis over the lease term.

As the leases generally do not provide a readily determinable implicit rate, the Company uses an estimated incremental borrowing rate determined based on the information available at the lease commencement date in determining the present value of lease payments. The determination of the incremental borrowing rate requires judgment and is primarily based on publicly available information for companies within the same industry and with similar credit profiles. When determining the lease term, the Company considers renewal options that it is reasonably certain to exercise and termination options that the Company is reasonably certain not to exercise, in addition to the non-cancellable period of the lease.

The Company enters into operating leases for real estate and motor vehicles. For real estate, lease terms range from 2 to 12 years. For motor vehicles, lease terms are 1 year. The Company had no finance leases during the periods presented.

Certain of the Company’s real estate leasing agreements include terms requiring the Company to reimburse the lessor for its share of real estate taxes, insurance, operating costs and utilities, as well as payment of sales tax to authorities. The Company accounts for these payments as variable lease costs when incurred because the Company has elected to not separate lease and non-lease components. As a result, such costs are not included in the initial measurement of the lease liability. There are no restrictions or covenants imposed by any of the leases, and none of the Company’s leases contain material residual value guarantees.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business acquisition and has been assigned to the Company’s two reporting units, Domestic and International. Indefinite-lived intangible assets consist of trade name and trademarks acquired through business acquisitions and separate purchases. Goodwill and indefinite-lived intangible assets are not amortized, but rather tested for impairment at least annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate they may be impaired. Qualitative factors are first assessed to determine whether it is more likely than not that goodwill or indefinite-lived intangible assets are impaired, and quantitative testing would then be performed if necessary. For indefinite-lived intangible assets, quantitative testing would consist of a comparison of the fair value of each indefinite-lived intangible asset with its carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. For goodwill, quantitative testing consists of a comparison of the reporting unit’s fair value to its carrying value. If the carrying value of a reporting unit exceeds its fair value, goodwill impairment is calculated as the difference between the carrying value of the reporting unit and its fair value, up to the amount of goodwill. There was no impairment of goodwill or indefinite-lived intangible assets during the years ended December 31, 2025, 2024 and 2023.

Intangible assets subject to amortization consist of identifiable intangible assets resulting from business acquisitions and purchased patents. Acquired intangible assets from business acquisitions are initially recorded at fair value, and purchased patents are initially recorded at fair value based on the purchase price. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives. Amortization expense is recognized within research and development expenses for developed technology and patents and sales and marketing expenses for customer relationships in the consolidated statements of income.

Each period the Company evaluates the estimated remaining useful lives of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization, or whether the indefinite life assessment continues to be supportable for trade name and trademarks.

The estimated useful lives of the Company’s intangible assets are as follows:

Developed technology	12 years
Patents	10 years
Customer relationships	9 years
Trade names and trademarks	Indefinite and assessed annually for impairment

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recognition and measurement of a potential impairment is performed on assets grouped with other assets and liabilities at the lowest level where identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these asset groups is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of long-lived assets is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the assets exceeds the fair value, which is determined based on expected discounted future cash flows arising from those assets. During the year ended December 31, 2023, the Company recognized an impairment loss of $6.8 million as a result of a decline in asset value. The Company determined that there were no events or changes in circumstances that indicated that its long-lived assets were impaired during the years ended December 31, 2025 and 2024.

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes net sales for both brands at the transaction price when control of the performance obligation is transferred to its customers. Customers primarily consist of retailers, distributors and direct-to-consumer (“DTC”) customers.

Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from net sales. Shipping charges billed to customers are included within net sales and related shipping costs are included within sales and marketing expenses in the consolidated statements of income. The Company has elected to account for shipping and handling activities performed after control has been transferred to the customer as a fulfillment cost.

The Company determines the amount of net sales to be recognized through the application of the following steps:

1.Identification of the contract, or contracts, with the customer

The Company determines that it has a contract with a customer when each party’s rights regarding the products to be transferred can be identified, the payment terms for the products can be identified, the Company has determined the customer has the ability and intent to pay and the contract has commercial substance.

The Company enters into contractual arrangements with customers in the form of individual customer orders which specify the goods, quantity, pricing and associated order terms. The Company does not have significant long-term contracts that are satisfied over time. Due to the nature of the contracts, no significant judgment exists in relation to the identification of the customer contract or satisfaction of the performance obligation. The Company expenses incremental costs of obtaining a contract due to the short-term nature of the contracts.

2.Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the products that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the products either on their own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the products is separately identifiable from other promises in the contract.

The Company also offers assurance-type warranties relating to its products sold to consumers that are accounted for under ASC 460, Guarantees. In certain contracts, the Company provides extended, service type warranties. Such warranties are accounted for as separate performance obligations to which the Company recognizes contract liabilities for the unfulfilled extended warranties by allocating a portion of the transaction price based on the relative stand-alone selling price.

3.Determination of the transaction price

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring products or delivery of services to the customer. Payment terms and conditions generally include a requirement to pay within 30 to 60 days, but such terms and conditions can vary by contract type. In instances where the timing of net sales recognition differs from the timing of invoicing, the Company has determined its contracts generally do not include a significant financing component as generally payment terms are less than one year.

The Company has certain standard and non-standard contractual incentive programs and practices with customers that can give rise to elements of variable consideration, such as rights of return, volume discounts, markdowns and allowances. The Company estimates the variable consideration using the expected value method or most likely amount method, based on sales, future sales of products by customers, and agreed-upon rates with each customer and records the estimated amount of credits for these programs as a reduction to net sales.

The Company accounts for consideration payable to a customer as a reduction of net sales unless the payment to the customer is in exchange for a distinct good that the customer transfers to the Company. If the consideration payable to a customer includes a variable amount, the Company estimates the transaction price using the most likely amount method.

4.Allocation of the transaction price to the performance obligations in the contract

When a contract contains multiple performance obligations, the contract transaction price is allocated on a relative standalone selling price (“SSP”) basis to each performance obligation. The Company typically determines SSP based on observable selling prices of its products and services. In instances where SSP is not directly observable, SSP is determined using information that may include market conditions and other observable inputs, or by using the residual approach. For the years ended December 31, 2025, 2024 and 2023, revenue recognized associated with performance obligations where SSP is not directly observable was immaterial.

5.Recognition of the revenue when, or as, a performance obligation is satisfied

Net sales are recognized at the time the related performance obligation is satisfied by transferring the promised product to the customer. Net sales are recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services.

The performance obligation for most of the Company’s sales transactions is considered complete when control transfers, which is determined when products are shipped or delivered to the customer depending on the terms of the contract. Net sales related to service-type warranties are recognized ratably over the contract period.

Disaggregation of Net Sales

The following table summarizes net sales by region based on the billing address of customers:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

	(in thousands, except percentages)
Domestic(1)	$4,306,638	67.3%	$3,795,707	68.7%	$3,018,038	71.0%
International(2)	2,092,550	32.7	1,732,932	31.3	1,235,672	29.0
Total net sales	$6,399,188	100.0%	$5,528,639	100.0%	$4,253,710	100.0%

(1) Domestic consists of net sales in the United States and Canada. Net sales from the United States represented 62.5%, 63.1% and 65.4% of total net sales for the years ended December 31, 2025, 2024 and 2023, respectively.
(2) International consists of net sales in markets outside the United States and Canada. Net sales from the United Kingdom represented 15.5%, 16.2% and 19.7% of total net sales for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table presents net sales by brand:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

	(in thousands, except percentages)
Shark	$3,032,095	47.4%	$2,632,250	47.6%	$2,158,460	50.7%
Ninja	3,367,093	52.6	2,896,389	52.4	2,095,250	49.3
Total net sales	$6,399,188	100.0%	$5,528,639	100.0%	$4,253,710	100.0%

The following table presents net sales by product category:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

	(in thousands, except percentages)
Cleaning Appliances	$2,205,757	34.5%	$2,063,514	37.3%	$1,819,465	42.8%
Cooking and Beverage Appliances	1,816,349	28.4	1,717,654	31.1	1,441,634	33.9
Food Preparation Appliances	1,550,744	24.2	1,178,735	21.3	653,615	15.3
Beauty and Home Environment Appliances	826,338	12.9	568,736	10.3	338,996	8.0
Total net sales	$6,399,188	100.0%	$5,528,639	100.0%	$4,253,710	100.0%

Warranty Costs

The Company accrues the estimated cost of product warranties at the time it recognizes net sales and records warranty expense to cost of goods sold. The Company’s standard warranty provides for repair or replacement of the associated products during the warranty period. The amount of the provision for the warranties is estimated based on sales volume and past experience of the level of repairs and returns. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty obligation may be required.

Product warranty liabilities and changes were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Beginning balance	$26,955	$28,090	$20,958
Accruals for warranties issued	56,955	42,173	36,894
Changes in liability for pre-existing warranties	—	—	928
Settlements made	(45,678)	(43,308)	(30,690)
Ending balance	$38,232	$26,955	$28,090

Contract Liabilities

Contract liabilities consist of deferred net sales related to extended, service-type warranties that are included within accrued expenses and other current liabilities and other liabilities, noncurrent in the consolidated balance sheets. Net sales are deferred when the Company invoices in advance of performance under a contract. The current portion of deferred net sales balances is recognized during the following 12-month period. As of and for the years ended December 31, 2025, 2024 and 2023, ending contract liabilities and revenue recognized associated with service-type warranties were immaterial.

Remaining Performance Obligation

The Company’s remaining performance obligations are comprised of product net sales not yet delivered. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was immaterial.

Research and Development

Research and development expenses include personnel-related expenses associated with the Company’s engineering personnel responsible for the design, development and testing of its products, cost of development environments and tools and allocated overhead. Research and development expenses are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising costs amounted to $632.9 million, $585.3 million and $409.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are included within sales and marketing expenses in the consolidated statements of income.

Share-Based Compensation

Restricted share units (“RSUs”) are stock awards that are granted to employees and directors entitling the holder to ordinary shares as the award vests. RSUs that vest only upon service conditions are measured at fair value based on the quoted price of our ordinary shares at the date of grant. The Company amortizes the fair value of RSUs that vest only upon service conditions as share-based compensation cost over the vesting term, which is typically over a three-year requisite service period, on a straight-line basis, with the amount of compensation cost recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

Certain RSUs may vest upon achievement of certain company-based performance conditions and a requisite service period. On the date of grant, the fair value of a performance-based award is calculated using the same method as our service-based RSUs described above. The Company assesses whether it is probable that the individual performance targets would be achieved. If assessed as probable, compensation cost will be recorded for these awards over the estimated performance period using the accelerated attribution method. At each reporting period, the Company reassesses the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation cost recognized will be based on a comparison of the final performance metrics to the specified targets.

Certain RSUs granted to executives vest upon achievement of specified market conditions. The fair value of our RSUs with market-based conditions are estimated at the date of grant using a Monte-Carlo simulation model. The probabilities of the actual number of market-based RSUs expected to vest and resultant actual number of shares shares expected to be awarded are reflected in the grant date fair values; therefore, the compensation costs for these awards will be recognized ratably over the derived service period for each tranche assuming the requisite service is rendered and are not adjusted based on the actual number of awards that ultimately vest.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of the Company's original estimates of fair value. The Company accounts for forfeitures in the period in which they occur, rather than estimating expected forfeitures.

Income Taxes

The Company is subject to income taxes in the United States and other jurisdictions. These other jurisdictions may have different statutory rates than the United States. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax basis as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

The Company recognizes income tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such uncertain tax positions are then measured based on the largest benefit that is more likely than not to be realized upon the ultimate settlement.

Net Income Per Share

The Company’s basic net income per share is calculated by dividing net income by the weighted average number of ordinary shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net income per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net income per share is the same as basic net income per share in periods when the effects of potentially dilutive ordinary shares are anti-dilutive.

Adoption of New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the ETR reconciliation, and modifies other income tax-related disclosures. The Company adopted ASU 2023-09 as of January 1, 2025, and applied it prospectively.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company on or prior to the specified effective date. As of December 31, 2025, there are no new accounting pronouncements that the Company is considering adopting, other than those described below.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which requires capitalization of software costs to start when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The standard is effective for annual and interim periods beginning after December 15, 2027, and may be applied prospectively, retrospectively or on a modified transition approach. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which clarifies hedge accounting guidance to better align financial reporting with an entity’s economic risk management activities and expands certain hedge accounting applications. The standard is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted and the amendments must be applied prospectively. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

In December 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements, which requires clarified guidance on the form, content, and applicability of interim financial statements and notes in accordance with GAAP, incorporates a comprehensive list of required interim disclosures, and establishes a principle to disclose events occurring since the end of the last annual reporting period that materially affect the entity. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this ASU may have on its consolidated financial statement disclosures.

3. Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company has two operating segments, Domestic and International, for which discrete financial information is available and regularly reviewed by the CODM, who is the Company’s Chief Executive Officer (“CEO”). Domestic consists of the United States and Canada, and International consists of markets outside the United States and Canada.

The Company has determined that these two operating segments are aggregated into one reportable segment based on the criteria in ASC 280-10-50-11. Domestic and International have similar economic characteristics, including similar long-term gross margin profiles, and are similar in the qualitative factors specified in ASC 280-10-50-11, including the nature of the products and services, the nature of the production processes, the type or class of customer, and the methods used to distribute products. Both operating segments sell substantially the same products and services, which are supported by a single global sourcing/manufacturing ecosystem and distribution model, and serve similar classes of customers (including large retailers and end consumers).

The CODM uses gross profit as the primary measure to assess performance and allocate resources, and reviews operating results, including gross profit information, at both the consolidated level and by geographic operating segment. The CODM also reviews operating expenses and other performance information primarily on a consolidated basis, including comparisons of functional spend categories to forecast, to assess variances and trends. Transactions between operating segments are not material. The following table presents selected financial information with respect to the Company’s single reportable segment for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net sales	$6,399,188	$5,528,639	$4,253,710
Less:
Cost of sales	3,262,698	2,866,648	2,345,858
Advertising expenses and consumer insight initiatives	641,334	597,398	415,454
Personnel expenses(1)	568,087	461,038	348,479
Delivery and distribution expenses	433,904	367,749	254,057
Professional service expenses(2)	147,518	151,494	98,543
Merchant and processing fees	80,026	70,509	53,965
Facilities and technology support costs	82,584	63,049	44,658
Depreciation and amortization expenses(3)	69,991	62,561	60,199
Prototypes and testing expenses	54,773	50,364	28,868
Transaction-related costs(4)	8,458	1,342	82,277
Other segment items(5)	129,534	192,325	147,788
Interest expense, net	48,600	63,715	44,909
Other (income) expense, net	(28,597)	7,980	35,427
Provision for income taxes	198,904	133,762	126,150
Segment net income	$701,374	$438,705	$167,078
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income	$701,374	$438,705	$167,078

(1)Excludes (i) shared-based compensation, a non-cash expense related to awards issued from the SharkNinja and JS Global equity incentive plans and (ii) shareholder-funded executive bonuses, which reflects cash bonuses paid to certain executives by Mr. Xuning Wang, the Chairperson of the board of directors and the Company’s controlling shareholder, which had no impact on the Company’s overall cash flow. These costs have been excluded from personnel expenses and reclassified to other segment items, as they are not presented to or reviewed by the CODM. Additionally, it excludes certain costs incurred related to the separation and distribution from JS Global, which have been reclassified to transaction-related costs.

(2)Excludes litigation costs incurred and related settlements for certain patent infringement claims, false advertising claims against us, and product safety concerns, and excludes certain costs incurred related to the separation and distribution from JS Global, secondary offering transactions and transaction-related due diligence initiatives, and costs incurred related to the voluntary product recall. These costs have been excluded from professional service expenses and reclassified to other segment items or transaction-related costs, as they are not presented to or reviewed by the CODM.

(3)Excludes amortization of acquired intangible assets that we do not consider normal recurring operating expenses, as the intangible assets relate to JS Global’s acquisition of our business. These costs have been excluded from depreciation and amortization expenses and reclassified to other segment items, as they are not presented to or reviewed by the CODM.

(4)Represents certain costs incurred related to the separation and distribution from JS Global, secondary offering transactions and transaction-related due diligence initiatives.

(5)Other segment items include travel expenses, commissions, miscellaneous expenses and the expenses listed in Notes 1 through 3 above.

The accounting policies of the Company’s reportable segment are the same as those described in “Note 2 - Summary of Significant Accounting Policies.” Segment assets are not regularly provided to the CODM, and therefore the measure of segment assets is reported as total consolidated assets.

Entity-Wide Information

Net sales by geographical region can be found in the disaggregation of net sales in “Note 2 - Summary of Significant Accounting Policies.” In addition, the following table presents the Company’s property and equipment, net of depreciation and amortization, by geographic region:

	As of December 31,
	2025	2024

	(in thousands)
United States	$51,896	$66,858
China	150,166	112,988
Rest of World	30,164	31,618
Total property and equipment, net	$232,226	$211,464

4. Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2025	2024

	(in thousands)
Molds and tooling	$307,945	$267,756
Displays	87,224	64,960
Computer and software	60,589	53,565
Leasehold improvements	46,458	42,711
Equipment	22,972	19,826
Furniture and fixtures	20,807	17,694
Total property and equipment	545,995	466,512
Less: accumulated depreciation and amortization	(335,347)	(266,800)
Construction in progress	21,578	11,752
Property and equipment, net	$232,226	$211,464

Depreciation expense was $115.2 million, $98.4 million and $81.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2025	2024

	(in thousands)
Sales and other tax receivable	$60,522	$—
Other receivables	52,394	68,145
Prepaid taxes	35,242	27,073
Prepaid expenses	9,391	10,705
Prepaid media	7,079	8,085
Prepaid expenses and other current assets	$164,628	$114,008

 Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2025	2024

	(in thousands)
Accrued customer incentives	$409,715	$291,384
Accrued expenses	180,698	177,573
Accrued compensation and benefits	112,070	109,156
Accrued delivery and distributions	106,016	52,711
Accrued returns	59,832	86,557
Accrued warranty	38,232	26,955
Accrued duty	26,104	3,583
Operating lease liabilities, current	24,403	18,133
Sales and other tax payable	14,344	20,318
Accrued advertising	12,569	20,779
Accrued professional fees	12,249	18,451
Derivative liabilities	—	66
Other	20,413	15,863
Accrued expenses and other current liabilities	$1,016,645	$841,529

5. Sale of SharkNinja Co., Ltd

On July 27, 2023, as part of the separation, the Company executed a reorganization whereby SharkNinja sold its Japanese subsidiary, SharkNinja Co., Ltd., to JS Global for a note equal to $8.0 million. The transaction did not result in a change in reporting entity or meet the criteria for discontinued operations and, therefore, the Company has reflected SharkNinja Co., Ltd. in its financial position and results of operations using SharkNinja Co., Ltd.’s carrying values, prior to the separation, and has accounted for the transaction on a prospective basis.

The transaction was accounted for as a common control transaction during the year ended December 31, 2024, whereby the difference of $3.3 million between the proceeds received through the note of $8.0 million and the net carrying value of the assets at the time of the transaction of $11.3 million was recorded as a reduction to additional paid-in capital. The note of $8.0 million was then distributed to JS Global and recorded as a reduction to retained earnings.

6. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	As of December 31,
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds included in cash and cash equivalents	$186,507	$186,507	$—	$—
Total financial assets	$186,507	$186,507	$—	$—

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	As of December 31,
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds included in cash and cash equivalents	$581	$581	$—	$—
Total financial assets	$581	$581	$—	$—
Financial Liabilities:
Derivatives designated as hedging instruments:
Forward contracts included in accrued expenses and other current liabilities (Note 7)	$66	$—	$66	$—
Total financial liabilities	$66	$—	$66	$—

The Company classifies its money market funds within Level 1 because they are valued using quoted prices in active markets. The Company classifies its derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. The Company had no remaining Level 2 derivative financial instruments as of December 31, 2025. See “Note 10 - Debt” for information regarding the fair value of the Company’s long-term debt.

7. Derivative Financial Instruments and Hedging

Notional Amount of Forward Contracts

The gross notional amounts of the Company’s forward contracts are USD denominated. The notional amounts of outstanding forward contracts in USD as of the periods presented were as follows:

	As of December 31,
	2025	2024

	(in thousands)
Derivatives designated as hedging instruments:
Forward contracts	$—	$48,472
Total derivative instruments	$—	$48,472

Effect of Forward Contracts on the Consolidated Statements of Income

The Company had no forward contracts that were not designated as hedging instruments for the years ended December 31, 2025 and 2024. Total loss recognized from derivatives that were not designated as hedging instruments was $30.2 million for the year ended December 31, 2023 and was recorded in other expense, net within the consolidated statements of income.

Effect of Forward Contracts on Accumulated Other Comprehensive Income

The following table represents the unrealized (losses) gains of forward contracts that were designated as hedging instruments, net of tax effects, that were recorded in accumulated other comprehensive income as of December 31, 2025, 2024 and 2023, and their effect on other comprehensive income for the years then ended:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Beginning balance	$(8,263)	$(2,173)	$—
Amount of net losses recorded in accumulated other comprehensive income	(850)	(6,440)	(7,205)
Amount of net gains reclassified from accumulated other comprehensive income to earnings	9,113	350	5,032
Ending balance	$—	$(8,263)	$(2,173)

8. Intangible Assets, Net and Goodwill

Intangible Assets, Net

Intangible assets consisted of the following as of December 31, 2025:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Customer relationships	$143,083	$(131,159)	$11,924	0.8
Patents	77,326	(36,973)	40,353	7.5
Developed technology	23,070	(11,148)	11,922	6.0
Total intangible assets subject to amortization	$243,479	$(179,280)	$64,199
Intangible assets not subject to amortization:
Trade name and trademarks	$386,938	$—	$386,938	Indefinite
Total intangible assets, net	$630,417	$(179,280)	$451,137

Intangible assets consisted of the following as of December 31, 2024:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Customer relationships	$143,083	$(115,261)	$27,822	1.8
Patents	66,209	(30,448)	35,761	7.1
Developed technology	22,245	(8,832)	13,413	7.0
Total intangible assets subject to amortization	$231,537	$(154,541)	$76,996
Intangible assets not subject to amortization:
Trade name and trademarks	$385,682	$—	$385,682	Indefinite
Total intangible assets, net	$617,219	$(154,541)	$462,678

Amortization expenses for intangible assets were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Research and development	$8,490	$8,767	$6,884
Sales and marketing	15,898	15,898	15,898
Total amortization expenses	$24,388	$24,665	$22,782

The expected future amortization expenses related to the intangible assets as of December 31, 2025 were as follows:

Amount
(in thousands)
Years ending December 31,
2026	$21,753
2027	8,797
2028	6,028
2029	6,007
2030	5,931
Thereafter	15,683
Total	$64,199

Goodwill

During 2025, the Company identified two reporting units for goodwill impairment testing, Domestic and International, and allocated the carrying amount of goodwill to each reporting unit based on relative net sales. There were no changes to goodwill during the year ended December 31, 2025. The following table represents the changes to goodwill during the year ended December 31, 2024:

Carrying Amount
(in thousands)
Balance as of December 31, 2023	$834,203
Effect of foreign currency translation	578
Balance as of December 31, 2024	$834,781

9. Operating Leases

The components of total lease costs for operating leases for the period presented were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Operating lease cost	$30,818	$28,959	$18,831
Variable lease cost	18,974	16,203	13,335
Short-term lease cost	875	938	483
Total lease cost	$50,667	$46,100	$32,649

The supplemental cash flow information related to operating leases for the periods presented were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Cash payments for operating lease liabilities	$25,589	$19,047	$18,419
Operating lease liabilities arising from obtaining new operating lease ROU assets during the period	$14,363	$101,951	$11,495

The weighted-average remaining lease terms and discount rates for operating leases were as follows:

	As of December 31,
	2025	2024	2023
Weighted-average remaining lease term (years)	6.3	6.8	5.7
Weighted-average discount rate	6.3%	6.3%	4.6%

Future minimum lease payments under non-cancellable leases as of December 31, 2025, were as follows:

Amount
(in thousands)
Years ending December 31,
2026	$32,488
2027	33,051
2028	32,837
2029	32,551
2030	24,891
Thereafter	45,920
Total undiscounted lease payments	201,738
Less: imputed interest	(36,354)
Total operating lease liabilities	$165,384

10. Debt

On March 17, 2020, the Company entered into a term loan and revolving credit agreement (“2020 Facilities Agreement”) with Bank of China Limited, Macau Branch, as administrative agent, and certain banks and financial institutions party thereto as lenders and issuing banks. The 2020 Facilities Agreement provided for a $500.0 million term loan facility (the “2020 Term Loan”) and $200.0 million revolving credit facility (“2020 Revolving Facility”). The 2020 Term Loan and the 2020 Revolving Facility were to mature five years from the initial utilization date on March 20, 2020, and both facilities bore interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 1.8%.

On July 20, 2023, the Company entered into a credit agreement (“2023 Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain banks and financial institutions party thereto as lenders and issuing banks. The 2023 Credit Agreement provides for an $810.0 million term loan facility (the “2023 Term Loan”) and a $500.0 million revolving credit facility (“2023 Revolving Facility”). The 2023 Term Loan and 2023 Revolving Facility mature in July 2028, and both facilities bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. All SOFR borrowings under the 2023 Credit Agreement also incur a 0.1% credit adjustment. The Company has the ability to borrow in certain alternative currencies under the 2023 Credit Agreement.

Alternative currency loans are priced using an Alternative Currency Term Rate plus any applicable spread adjustments. The Company may request increases to the 2023 Term Loan or 2023 Revolving Facility in a maximum aggregate amount not to exceed the greater of $520.0 million or 100% of adjusted earnings before interest, taxes, depreciation, and amortization, as defined in the 2023 Credit Agreement, for the most recently completed fiscal year. The 2023 Credit Agreement replaced the 2020 Facilities Agreement in its entirety and the Company used the net proceeds of $800.9 million from the 2023 Term Loan to repay the remaining principal balance of $400.0 million, accrued interest of $9.2 million related to the 2020 Term Loan and to distribute a $375.0 million dividend to JS Global, as discussed in “Note 12 - Shareholders’ Equity and Equity Incentive Plan”. The Company accounted for the repayment as an extinguishment and recorded a loss on the extinguishment of debt of $1.0 million related to the unamortized debt issuance costs associated with the 2020 Facilities Agreement to other (expense) income, net.

During the year ended December 31, 2023, there were $125.5 million in draw downs on the 2023 Revolving Facility, which were all repaid during 2023. No amounts were outstanding on the 2023 Revolving Facility as of December 31, 2023. During the year ended December 31, 2024, there were $285.0 million in draw downs on the 2023 Revolving Facility, which were all repaid during 2024. No amounts were outstanding on the 2023 Revolving Facility as of December 31, 2024. During the year ended December 31, 2025, there were $350.0 million in draw downs on the 2023 Revolving Facility, which were all repaid during 2025. No amounts were outstanding on the 2023 Revolving Facility as of December 31, 2025. As of December 31, 2025, $10.9 million of letters of credit were outstanding, resulting in an available balance of $489.1 million under the 2023 Revolving Facility.

The Company is required to meet certain financial covenants customary with this type of agreement, including, but not limited to, maintaining a maximum ratio of indebtedness and a minimum specified interest coverage ratio. As of December 31, 2025, the Company was in compliance with the covenants under the 2023 Credit Agreement.

The obligations of the loan parties under the 2023 Credit Agreement with respect to the 2023 Term Loan and 2023 Revolving Facility are secured by (i) equity interests owned by the loan parties in each other loan party and in certain of the Company’s wholly-owned domestic restricted subsidiaries and (ii) substantially all assets of the domestic loan parties (subject to certain customary exceptions). In addition, subject to certain customary exceptions, these obligations are guaranteed by (i) the Company, (ii) each subsidiary of the Company that directly or indirectly owns a borrower and (iii) each other direct and indirect wholly-owned domestic restricted subsidiary of the Company.

Debt consisted of the following:

	As of December 31,
	2025	2024

	(in thousands)
2023 Term Loan with principal payments due quarterly; final balance due on maturity date of July 20, 2028	$739,125	$779,625
Less: deferred financing costs	(2,986)	(4,142)
Total debt, net of deferred financing costs	736,139	775,483
Less: debt, current	(39,344)	(39,344)
Debt, noncurrent	$696,795	$736,139

Aggregate maturities on debt (excluding the 2023 Revolving Facility) as of December 31, 2025 were as follows:

Amount
(in thousands)
Years ending December 31,
2026	$40,500
2027	40,500
2028	658,125
Total future principal payments	$739,125

The Company recognizes and records interest expense related to its term loan in interest expense, net, which totaled $52.4 million, $66.2 million and $45.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Fair Value of Debt

The Company estimates the fair value of its long-term debt using a discounted cash flow method that utilizes observable market inputs, including SOFR-based forward curves and market credit spreads, and therefore categorizes the fair value measurement within Level 2 of the fair value hierarchy. The 2023 Credit Agreement bears interest at variable rates indexed to SOFR, and as a result, the Company believes the carrying amount approximates fair value.

The carrying amount and estimated fair value of long-term debt were as follows:

	As of December 31,
	2025	2024

	(in thousands)
Carrying amount	$739,125	$779,625
Fair value	$739,125	$779,625

11. Commitments and Contingencies

Non-Cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments, including marketing and endorsement agreements. Certain of these agreements extend over terms of up to five years, with payments required in varying installments over the term. As of December 31, 2025, the Company has remaining obligations associated with marketing and endorsement agreements with original terms greater than 12 months totaling $109.0 million, which are payable in a combination of cash and ordinary shares of SharkNinja, Inc., as follows:

Amount
(in thousands)
Years ending December 31,
2026	$23,261
2027	24,436
2028	25,348
2029	18,121
2030	17,807
Total	$108,973

Indemnifications and Contingencies

The Company enters into indemnification provisions under certain agreements with other parties in the ordinary course of business. In its customer agreements, the Company has agreed to indemnify, defend and hold harmless the indemnified party for third-party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party intellectual property infringement claims. For certain large or strategic customers, the Company has agreed to indemnify, defend and hold harmless the indemnified party for non-compliance with certain additional representations and warranties made by the Company.

Legal Proceedings

From time to time, the Company may be involved in various legal proceedings arising from the normal course of business activities, including certain patent infringement claims, false advertising claims against us, and product safety concerns. The Company investigates these claims as they arise. In the opinion of management, the amount of ultimate loss with respect to any current legal proceedings and claims, if determined adversely to the Company, will not have a material adverse effect on its business, financial condition and results of operation.

Product Recall

In May 2025, the Company announced a voluntary recall of the Ninja Foodi OP300 series pressure cooker in cooperation with the U.S. Consumer Product Safety Commission and Health Canada. As of December 31, 2025, the amount of accrued expenses related to recall remedies for consumers was immaterial. During the year ended December 31, 2025, the Company incurred $11.2 million of product recall-related expenses, which were recorded within cost of sales and operating expenses on the Company’s consolidated statements of income. Estimating the cost of recall remedies requires judgment and is primarily based on expected consumer participation rates and the estimated cost of the new lid design. Additionally, the Company expects to incur other indirect costs related to the recall, such as legal fees, website costs to allow consumers to respond to the recall, and costs to handle consumer inquiries. The Company will reevaluate these assumptions each period, and the related accruals may be adjusted when factors indicate that the accrual is either not sufficient to cover or exceeds the estimated product recall expenses.

12. Shareholders’ Equity and Equity Incentive Plan

Ordinary Shares

The Company has authorized 1,000,000,000 ordinary shares with a par value of $0.0001 per share, of which 141,158,026 and 140,347,436 ordinary shares were issued and outstanding as of December 31, 2025 and December 31, 2024, respectively. All outstanding ordinary shares of the Company are of the same class and have equal rights and attributes. The holders of the Company’s ordinary shares are entitled to one vote per share on all matters submitted to a vote of the shareholders for the Company. Holders of the Company’s ordinary shares will be entitled to receive any dividends if and when dividends are declared by the Company. In the event of liquidation, dissolution or winding up of the Company, the holders of the Company’s ordinary shares are entitled to share ratably in all the Company’s assets remaining after payment of all liabilities.

The prior approval of the holders of a majority of the outstanding ordinary shares is required in order for the Company to take certain actions, including amending, altering or changing the powers preferences or special rights of the ordinary shares in a manner adverse to such series, increasing or decreasing the number of ordinary shares, appointing or removing any directors, taking any action that would result in a liquidation, declaring or paying any dividends on the ordinary shares, redeeming or repurchasing any ordinary shares, transferring any ordinary shares, converting any paid-up shares into ordinary shares, waiving or changing any provision of the Company’s Amended and Restated Memorandum and Articles of Association.

Cash Dividend

On November 8, 2023, the board of directors approved the declaration and payment of a special cash dividend of $1.08 per share, or $150.2 million in the aggregate, paid on December 11, 2023 to its shareholders of record as of December 1, 2023.

Distributions to Former Parent

During the year ended December 31, 2022, the Company entered into a note agreement with the Former Parent (the “2022 Intercompany Note to Former Parent”) in which SharkNinja transferred $49.3 million to its Former Parent. Due to the nature of the note receivable, the Company considered it to be an in-substance distribution to its Former Parent accounted for as contra-equity at inception. During the year ended December 31, 2023, the Company declared and issued distributions to the Former Parent of $485.4 million, which included amounts receivable of $50.4 million under the 2022 Intercompany Note to Former Parent, including interest, in satisfaction of such note, a cash distribution of $60.3 million paid in February 2023, a cash distribution of $375.0 million paid in July 2023 for the repayment of JS Global’s outstanding debt under the 2020 Facilities Agreement as discussed in “Note 10 - Debt”, and a non-cash distribution of the note of $8.0 million related to the sale of the Company’s Japanese subsidiary, SharkNinja Co., Ltd, as discussed in “Note 5 - Sale of SharkNinja Co., Ltd.”

Restricted Share Units

JS RSU Plan

The Company’s employees participated in JS Global’s restricted share units plan (“JS RSU Plan”). The restricted share units (“RSUs”) under this plan were vested by the second quarter of 2023, prior to the separation.

Pursuant to the share-based compensation recharge agreement with Former Parent entered into in the year ended December 31, 2022, the Company reimbursed share-based compensation costs to Former Parent in the amount of $3.2 million during the year ended December 31, 2023.

SharkNinja Equity Incentive Plan

On July 28, 2023, the Company’s board of directors adopted the 2023 Equity Incentive Plan (the “2023 Plan”) to grant cash and equity incentive awards to eligible participants in order to attract, motivate and retain talent. The 2023 Plan provides for the issuance of options, share appreciation rights, restricted shares awards, RSUs, performance awards and other awards. The 2023 Plan initially made 13,898,287 ordinary shares available for future award grants.

The 2023 Plan contains an evergreen provision whereby the shares available for future grants are increased on the first day of each calendar year from January 1, 2025 through and including January 1, 2033 in an amount equal to 0.6% of the total number of ordinary shares outstanding on December 31 of the preceding year. On January 1, 2025, 842,084 additional ordinary shares were registered as a result of this evergreen provision. As of December 31, 2025, 10,252,681 ordinary shares were available for future grant under the 2023 Plan. Shares or RSUs forfeited, and unexercised option lapses from the 2023 Plan are available for future grant under the 2023 Plan.

RSU activities for the year ended December 31, 2025 for RSUs granted under the 2023 Plan were as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per share
Unvested as of December 31, 2024	2,169,401	$35.71
Granted	243,098	$90.34
Vested	(1,101,572)	$35.72
Cancelled/Forfeited	(208,645)	$56.04
Unvested as of December 31, 2025	1,102,282	$43.90

RSUs granted for the year ended December 31, 2025 under the 2023 Plan were 243,098, of which 146,193 RSUs were granted with service-only conditions and 96,905 performance-based RSUs were granted with vesting conditions tied to the achievement of certain performance growth metrics, such as net sales, gross profit and operating cash flow.

In January 2026, the Company granted 1,289,526 RSUs, consisting of time-based and performance-based awards. Vesting of the performance-based awards is subject to the achievement of certain performance growth metrics, such as net sales, gross profit and operating cash flow. In addition, the Company granted 600,000 market-based RSUs with conditions tied to the achievement of certain level of market capitalization over a consecutive period of time.

Employee Share Purchase Plan

On July 28, 2023, the board of directors approved the 2023 Employee Share Purchase Plan (the “ESPP”). A maximum of 1% of the Company’s outstanding ordinary shares (or 1,389,828 shares) were made available for sale under the ESPP. The ESPP contains an evergreen provision whereby the shares available for sale will automatically increase on the first day of each calendar year from January 1, 2025 through and including January 1, 2033, in an amount equal to the lesser of (i) 0.15% of the total number of ordinary shares of the Company outstanding on December 31 of the preceding year; (ii) 300,000 shares; or (iii) such lesser number of shares as determined by the board at any time prior to the first day of a given calendar year. On January 1, 2025, 210,521 additional ordinary shares were registered as a result of this evergreen provision. As of December 31, 2025, ordinary shares in the amount of 1,272,069 were available for future grant under the ESPP Plan. The ESPP provides for six-month offering periods during which the Company will grant rights to purchase ordinary shares to eligible employees. The first offering period began in February 2024. During the year ended December 31, 2025, there were 193,416 shares purchased under the ESPP. As of December 31, 2025, total unrecognized share-based compensation was $0.5 million, which is to be recognized over a weighted-average remaining period of 0.1 years.

Share-Based Compensation

The share-based compensation by line item in the accompanying consolidated statements of income is summarized as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Research and development	$11,725	$10,411	$7,696
Sales and marketing	14,694	13,576	4,934
General and administrative	17,453	60,544	34,336
Total share-based compensation	$43,872	$84,531	$46,966

As of December 31, 2025, the Company had $7.9 million unrecognized share-based compensation cost related to RSUs granted under the 2023 Plan that will be recognized over a weighted average period of 0.2 years. Of this unrecognized share-based compensation cost, $3.3 million was related to RSUs granted under the 2023 Plan with performance conditions.

For those RSUs with service conditions, performance conditions or a combination of both, the grant date fair value was measured based on the quoted price of our ordinary shares at the date of grant. The weighted average grant date fair value of these awards for the year ended December 31, 2025 was $90.34 per share.

The total grant-date fair value of RSUs vested during the year ended December 31, 2025 was $39.3 million.

Share Repurchase Program

On February 11, 2026, the Company announced that its Board of Directors authorized a share repurchase program of up to $750.0 million of the Company’s outstanding ordinary shares. The Company expects to begin implementing the program in fiscal 2026. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The share repurchase program has no expiration date and may be modified, suspended for periods or discontinued at any time and does not obligate the Company to repurchase any shares. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. We do not expect to incur debt to fund the share repurchase program.

13. Income Taxes

The components of income before income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
United States	$665,717	$418,744	$162,023
Foreign	234,561	153,723	131,205
Total income before income taxes	$900,278	$572,467	$293,228

The provision for income taxes was as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Current:
Federal	$88,563	$128,276	$130,665
State	15,873	27,270	19,831
Foreign	55,760	25,590	17,389
Total current income tax expense	160,196	181,136	167,885
Deferred:
Federal	38,420	(43,875)	(45,596)
State	2,955	(7,508)	(6,286)
Foreign	(2,667)	4,009	10,147
Total deferred income tax benefit	38,708	(47,374)	(41,735)
Total provision for income taxes	$198,904	$133,762	$126,150

The following table is a reconciliation of the U.S. federal statutory tax rate of 21.0% to the Company’s effective tax rate for the year ended December 31, 2025 in accordance with the guidance after the adoption of ASU 2023-09:

	Year Ended December 31, 2025
	Amount	Percentage

	(in thousands, except percentages)
U.S. federal statutory tax rate	$189,058	21.0%
State and local income tax, net of federal (national) income tax effect	15,494	1.7
Foreign tax effects
United Kingdom
Statutory tax rate difference between United Kingdom and United States	2,878	0.3
Other	7,610	0.8
Hong Kong
Statutory tax rate difference between Hong Kong and United States	(6,192)	(0.7)
Other	127	0.0
Other jurisdiction	(588)	(0.1)
Tax credits
R&D credits	(11,201)	(1.2)
Nontaxable or nondeductible items
Permanent differences	6,391	0.7
Changes in unrecognized tax benefits	(12)	0.0
Other adjustments
Other	(4,661)	(0.5)
Effective tax rate	$198,904	22.1%

The following table is a reconciliation of the U.S. federal statutory tax rate of 21.0% to the Company’s effective tax rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023

	(in percentages)
Federal statutory income tax rate	21.0%	21.0%
State tax, net of federal benefit	2.2	3.3
Permanent differences	(0.2)	0.6
Foreign-derived intangible income	(0.3)	(0.5)
Research and development credits, net	(1.7)	(2.0)
Tax uncertainties	—	—
Deferred tax adjustments	0.1	—
Excess tax benefits from share-based compensation	(0.2)	(0.1)
Change in valuation allowance	0.5	(0.2)
Foreign rate differential	(0.9)	1.0
Withholding taxes	—	9.9
Limitation on executive compensation	2.7	7.0
Non-deductible transaction costs	—	2.9
Other tax rate items	0.2	0.1
Effective tax rate	23.4%	43.0%

 The difference between the U.S. federal statutory tax rate of 21.0% and the Company’s effective tax rate (“ETR”) for the years ended December 31, 2025, 2024 and 2023, is primarily due to state taxes, benefits from U.S. research and development credits, U.S. tax benefits from share-based compensation deductions, non-deductible costs associated with the separation and distribution, withholding taxes, and limitations on deductible executive compensation. The decrease in the ETR from 2024 to 2025 is primarily related to one-time benefits recorded in the fourth quarter of 2025. The decrease in the ETR from 2023 to 2024 is primarily related to the impacts of the separation and distribution and refinancing, such as withholding taxes and transaction costs, and non-deductible executive compensation in 2023.

Although the Company is domiciled outside of the United States, as the most significant activity is driven and managed in the United States, the Company has utilized the statutory tax rate of 21.0% as the federal statutory rate in the rate reconciliation.

The following table presents the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Accrued expenses and reserves	$56,853	$49,263
Operating lease liabilities	30,755	31,349
Share-based compensation	5,965	4,030
State credit carryforwards	16,141	10,014
Capitalized research and development expenditures	42,255	96,814
Other	817	2,465
Gross deferred tax assets	152,786	193,935
Valuation allowance	(16,141)	(10,014)
Total deferred tax assets, net of valuation allowance	$136,645	$183,921
Deferred tax liabilities:
Goodwill and intangible assets	$(111,805)	$(118,195)
Property and equipment, net	(3,659)	(3,327)
Right-of-use assets	(26,727)	(29,237)
Total deferred tax liabilities	$(142,191)	$(150,759)
Net deferred tax assets (liabilities)	$(5,546)	$33,162

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating profits and substantial taxable temporary differences, a valuation allowance has been established in certain jurisdictions as of December 31, 2025 and 2024, where attributes are not more-likely-than-not to be utilized, primarily in relation to Massachusetts tax credits.

As of December 31, 2025, the Company had state research and development credit carryforwards of $20.4 million, which will begin to expire in 2038.

Federal and state laws impose restrictions on the utilization of net operating loss carryforwards and research and development credit carryforwards in the event of a change in ownership of the Company, which constitutes an ‘ownership change’ as defined by Internal Revenue Code Section 382 and 383. The Company experienced an ownership change in the past that does not materially impact the availability of its net operating losses and tax credits. Should there be an ownership change in the future, the Company’s ability to utilize existing carryforwards could be substantially restricted.

As of December 31, 2025 and 2024, the cumulative undistributed earnings of the Company’s international subsidiaries remain indefinitely reinvested, and no liability has been recorded.

A reconciliation of the beginning and ending balance of total unrecognized tax position is as follows:

Unrecognized Tax Positions
(in thousands)
Balance - January 1, 2023	$2,417
Additions related to current year tax positions	277
Statue of limitations release	(570)
Settlements	(1,319)
Balance - December 31, 2023	$805
Statue of limitations release	(405)
Balance - December 31, 2024	$400
Statue of limitations release	(209)
Balance - December 31, 2025	$191

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. There was $0.8 million and $0.8 million of accrued interest and penalties related to unrecognized tax benefits as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company recorded an immaterial benefit for the accrual of interest and penalties.

The Company’s material income tax jurisdictions are the United States (federal), United Kingdom and Hong Kong. The Company is not currently under audit in the United States or Hong Kong, but is currently under audit in the United Kingdom for the 2020, 2021 and 2022 tax years. The statute of limitations for years prior to 2022 are closed for the United States and the United Kingdom other than years currently under audit. There are open tax years which remain subject to examination in various other jurisdictions that are not material to the Company’s financial statements with open tax years ranging from 2015 to 2025.

The Company paid cash taxes in significant jurisdictions as follows:

Income Taxes Paid by Jurisdiction
(in thousands)
United States federal	$90,400
United States state and local	12,594
Foreign
Hong Kong	28,785
United Kingdom	14,778
All other	2,793
Total income taxes paid, net	$149,350

The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 was $190.7 million and $141.2 million, respectively.

14. Employee Benefits

Defined Contribution Plan

The Company has a defined-contribution plan in the United States intended to qualify under Section 401k of the Internal Revenue Code (the “401k Plan”). The 401k Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401k Plan up to 4% of the participating employee’s eligible compensation. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $8.2 million, $6.8 million and $5.9 million, respectively, of expenses related to the 401k Plan related to matching contributions.

People’s Republic of China (“PRC”) Contribution Plan

The Company’s subsidiaries in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which pension benefits, unemployment insurance, medical care, employee housing fund and other welfare benefits are provided to employees. The relevant labor regulations require the Company’s subsidiaries in the PRC to pay the local labor and social welfare authorities monthly contributions based on the applicable benchmarks and rates stipulated by the local government. The relevant local labor and social welfare authorities are responsible for meeting all retirement benefits obligations and the Company’s subsidiaries in the PRC have no further commitments beyond their monthly contributions. The contributions to the plan are expensed as incurred. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $15.4 million, $13.0 million and $11.3 million, respectively, of total expenses related to these benefits.

Certain of the Company’s other non-U.S. subsidiaries sponsor or participate in local defined benefit pension plans. The obligations, contributions and associated expense of such plans for the years ended December 31, 2025, 2024 and 2023 were immaterial.

15. Net Income Per Share

On July 31, 2023, in connection with the separation from JS Global, 138,982,872 ordinary shares of SharkNinja, Inc. were distributed to JS Global shareholders. The distributed share amount of SharkNinja, Inc. is utilized for the calculation of basic and diluted net income per share of the Company for all periods presented prior to the separation and distribution from JS Global. For the years ended December 31, 2025, 2024 and 2023, these shares are treated as issued and outstanding for purposes of calculating historical net income per share. For periods prior to the separation and distribution, it is assumed that there are no dilutive equity instruments as there were no equity awards of SharkNinja, Inc. outstanding prior to the separation and distribution.

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Years Ended December 31,
	2025	2024	2023

	(in thousands, except share and per share data)
Numerator:
Net income	$701,374	$438,705	$167,078
Denominator:
Weighted-average shares used in computing net income per share, basic	140,984,108	139,935,525	139,025,657
Dilutive effect of RSUs	1,105,658	1,148,328	394,597
Weighted-average shares used in computing net income per share, diluted	142,089,766	141,083,853	139,420,254
Net income per share, basic	$4.97	$3.14	$1.20
Net income per share, diluted	$4.94	$3.11	$1.20

16. Related Party Transactions

Transactions with JS Global

Prior to the separation, the Company operated as part of JS Global’s broader corporate organization rather than as a stand-alone public company and engaged in various transactions with JS Global entities. Following the separation and distribution, JS Global continues to be a related party due to a common significant shareholder and board member of both the Company and JS Global. Our arrangements with JS Global entities and/or other related persons or entities as of the separation are described below.

Supplier Agreements

The Company historically relied on a JS Global purchasing office entity to source finished goods on the Company’s behalf and to provide certain procurement and quality control services. Additionally, the Company purchases certain finished goods directly from a subsidiary of JS Global. Finished goods purchased by the Company from JS Global entities amounted to $89.6 million, $192.7 million and $1,015.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. In connection with these agreements, the Company historically incurred costs related to certain procurement and quality control activities that were reimbursed by JS Global entities. For the years ended December 31, 2025 and 2024, JS Global entities made no payments of this nature to the Company. In comparison, for the year ended December 31, 2023, JS Global entities paid the Company $18.0 million, which was recorded as a reduction to cost of sales for services rendered under these agreements.

Sourcing Services Agreement

In connection with the separation, the Company entered into a sourcing services agreement with JS Global. Pursuant to the agreement, the Company procures products from certain suppliers in the Asia-Pacific region (“APAC”), and JS Global provides coordination, process management and relationship management support to us with respect to such suppliers. The Company retains the right to procure such products and services from third parties. The Company pays JS Global a service fee based on the aggregate amount of products procured by the Company from such suppliers managed by JS Global under the agreement. The Sourcing Services Agreement has a term that commenced July 28, 2023 and ended on July 31, 2025. The Company paid JS Global the following: (i) for the period July 28, 2023 to June 30, 2024, an amount equal to 4% of the procurement amount during such period; and (ii) for the period from July 1, 2024 until December 31, 2024, an amount equal to 2% of the procurement amount during such period; and (iii) for the period from January 1, 2025 until the end of the Term, an amount equal to 1% of the procurement amount during such period. Fees incurred by the Company related to this agreement were $5.9 million, $38.8 million and $40.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, and were included in cost of inventories.

Brand License Agreement

In connection with the separation, the Company entered into a brand license agreement with JS Global, in which the Company granted to JS Global the non-exclusive rights to obtain, produce and source, and the exclusive rights to distribute and sell, our brands of products in certain international markets in APAC. The brand license agreement has a term of 20 years from the date of the separation. Under this agreement, JS Global pays to SharkNinja a royalty of 3% of net sales of licensed products. The Company earned royalty income of $16.8 million, $9.5 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, which was included in net sales.

Product Development Agreements

The Company has historically utilized JS Global subsidiaries for certain research and development services. For these services, the Company incurred no costs for the year ended December 31, 2025. In comparison, for the years ended December 31, 2024 and 2023, the Company incurred costs of $2.9 million and $3.4 million, respectively, for these services.

In connection with the separation, the Company entered into an agreement with JS Global to provide certain research and development, and related product management, services to JS Global entities related to the distribution of products in APAC. Under this agreement and subsequent amendments, the Company earned product development service fees of $6.6 million, $2.0 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, which were recorded as a reduction of research and development expenses.

Transition Services Agreement

In connection with the separation, the Company entered into a transition services agreement with JS Global pursuant to which the Company provided certain transition services to JS Global, in order to facilitate the transition of the separated JS Global business. The services were provided on a transitional basis for a term of twenty-four months, subject to a three-month extension by JS Global. Service fees related to this agreement were $1.7 million, $3.0 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, and were recorded as a reduction of general and administrative expenses. The transition services agreement ended on July 31, 2025.

Transactions with Former Parent

See “Note 12 - Shareholders’ Equity and Equity Incentive Plan” for details on the Company’s distribution to Former Parent and share-based compensation recharge from Former Parent.

The following is a summary of the related party transactions and balances associated with JS Global:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)
Related party revenue
Sale of goods	$—	$—	$1,264
Royalty income	16,817	9,460	1,869
Related party expense (income)
Cost of sales - purchases of goods and services, net	$95,544	$231,491	$1,037,844
Research and development services, net	(6,577)	875	3,004
General and administrative	(1,737)	(3,000)	(1,250)

	As of December 31,
	2025	2024

	(in thousands)
Related party assets
Accounts receivable, net	$17,574	$9,381
Related party liabilities
Accounts payable	$14,115	$39,769

Cash Bonuses from Related Parties

In December 2023, Mr. Xuning Wang, the Chairperson of the board of directors and the Company’s controlling shareholder, paid Mr. Mark Barrocas, the Company’s Chief Executive Officer, a cash bonus of $24.0 million on behalf of the Company, which was recorded as an operating expense by the Company but had no impact on the Company’s overall cash flow. The bonus was subject to repayment to Mr. Wang if, among other things, the Company terminated Mr. Barrocas’ employment for cause, or Mr. Barrocas terminated his service, other than for good reason (as defined in his employment agreement), within 18 months from the payment date.

In December 2023, Mr. Wang paid Mr. Neil Shah, the Company’s Chief Commercial Officer, EVP, a cash bonus of $8.2 million on behalf of the Company, which was recorded as an operating expense by the Company but had no impact on the Company’s overall cash flow. The bonus was subject to repayment to Mr. Wang if, among other things, the Company terminated Mr. Shah’s employment for cause, or Mr. Shah terminated his service, other than for good reason (as defined in his employment agreement), within 12 months from the payment date.

These bonuses were paid in recognition of the strong performance under the leadership of Mr. Barrocas and Mr. Shah, as well as to continue to incentivize the management team. The payment of these bonuses also reflects the fact that the tax burden on Mr. Barrocas and Mr. Shah as a result of the Company’s separation and distribution from JS Global, which was not determinable at the time of the separation and distribution, was determined to be significant.

Recourse Promissory Notes

On April 29, 2021, the Company issued recourse promissory notes of $17.6 million to certain employees (the “2021 Employee Notes”) to satisfy their individual tax withholding requirements. These promissory notes bore interest at a rate of 0.1%. The receivables under the 2021 Employee Notes were due on the earlier of (i) March 15, 2022, or (ii) the date of the employee’s termination of employment with the Company.

On March 27, 2022, the terms and conditions of the 2021 Employee Notes issued to one executive were amended. The amended promissory note agreement allowed for the forgiveness of the principal amount, plus all accrued and unpaid interest, over a three-year period beginning April 30, 2022, provided that the employee remained continuously employed by the Company through the forgiveness dates. On April 30, 2022, a total of $4.4 million of the 2021 Employee Notes was forgiven and recorded as compensation expense.

On April 12, 2022, the terms and conditions of the 2021 Employee Notes issued to three executives were modified. These modified recourse promissory notes amended the interest rate to 1.3% from 0.1% and extended the maturity date to April 29, 2024. The amended promissory note agreements allowed for the forgiveness of the principal amount, plus all accrued and unpaid interest, over a three-year period beginning April 29, 2022, provided that the employees remained continuously employed by the Company through the forgiveness dates. On April 29, 2022, a total of $0.8 million of the 2021 Employee Notes was forgiven and recorded as compensation expense.

During the year ended December 31, 2023, the Company received full repayment on the outstanding balances of the 2021 Employee Notes and no amounts remained outstanding as of December 31, 2023, 2024 and 2025.

In 2022, the Company issued recourse promissory notes of $6.0 million to certain employees (the “2022 Employee Notes”) to satisfy their individual tax withholding requirements. These promissory notes bore interest at a rate of 1.9%. The receivables on the 2022 Employee Notes were due on the earlier of (i) March 15, 2023, or (ii) the date of the employee’s termination of employment with the Company. During the year ended December 31, 2023, the Company received full repayment on the 2022 Employee Notes and no amounts remained outstanding as of December 31, 2023, 2024 and 2025.

17. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date up to the date the consolidated financial statements were issued. Except as disclosed in “Note 12 - Shareholders’ Equity and Equity Incentive Plan,” there have been no subsequent events that would require disclosure in, or adjustment to, the consolidated financial statements.

Financial Statement Schedule

VALUATION AND QUALIFYING ACCOUNTS

The table below details the activity of the Company’s allowance for sales returns:

	As of December 31,
	2025	2024	2023

	(in thousands)
Beginning balance	$86,557	$58,828	$45,529
Charges to net sales	466,145	335,975	274,926
Deductions and other adjustments	(492,870)	(308,246)	(261,627)
Ending balance	$59,832	$86,557	$58,828

The table below details the activity of the Company’s accrued customer incentives:

	As of December 31,
	2025	2024	2023

	(in thousands)
Beginning balance	$291,384	$207,593	$232,051
Charges to net sales	1,972,945	1,379,394	959,765
Deductions and other adjustments	(1,854,614)	(1,295,603)	(984,223)
Ending balance	$409,715	$291,384	$207,593

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.