Form 10-Q
period 2026-03-31
SharkNinja, Inc.
filed 2026-05-06
CIK 1957132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

☐ Yes ☒ No

The registrant had outstanding 141,520,379 ordinary shares as of April 30, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to, among other things, future events and our future business, financial condition, results of operations and prospects. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or phrases or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not statements of historical fact, and are based on current expectations, estimates and projections about our industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, which you should consider and read carefully, including but not limited to:

•our ability to maintain and strengthen our brands to generate and maintain ongoing demand for our products;
•our ability to commercialize a continuing stream of new products and line extensions that create demand;
•our ability to effectively manage our future growth;
•general economic conditions, including the impacts of tariff programs, and the level of discretionary consumer spending;
•our ability to expand into additional consumer markets;
•our ability to maintain product quality and product performance at an acceptable cost;
•our ability to compete with existing and new competitors in our markets;
•problems with, or loss of, our supply chain or suppliers, or an inability to obtain raw materials;
•the risks associated with doing business globally;
•inflation, changes in the cost or availability of raw materials, energy, transportation and other necessary supplies and services;
•our ability to hire, integrate and retain highly skilled personnel;
•our ability to maintain, protect and enhance our intellectual property;
•our ability to securely maintain consumer and other third-party data;
•our ability to comply with regulatory requirements;
•the increased expenses associated with being a public company;
•our ability to achieve some or all of the anticipated benefits of the separation from JS Global;
•the payment of any declared dividends; and
•the other risks and uncertainties described under “Risk Factors” in our Annual Report.

This list of factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report, and our future levels of activity and performance, may not occur and actual results could differ materially and adversely from those described or implied in the forward-looking statements. As a result, you should not regard any of these forward-looking statements as a representation or warranty by us or any other person or place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report. While we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. We qualify all of our forward-looking statements by the cautionary statements contained in this section and elsewhere in this Quarterly Report.

PART I

Item 1. Financial Statements

SHARKNINJA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$511,774	$777,289
Accounts receivable, net(1)	1,475,606	1,667,143
Inventories	1,034,582	1,002,205
Prepaid expenses and other current assets	239,761	164,628
Total current assets	3,261,723	3,611,265
Property and equipment, net	243,083	232,226
Operating lease right-of-use assets	136,693	142,487
Intangible assets, net	449,309	451,137
Goodwill	834,781	834,781
Deferred tax assets	20,433	10,706
Other assets, noncurrent	72,240	66,832
Total assets	$5,018,262	$5,349,434
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable(2)	$583,484	$679,534
Accrued expenses and other current liabilities	684,294	1,016,645
Tax payable	65,336	38,092
Debt, current	39,344	39,344
Total current liabilities	1,372,458	1,773,615
Debt, noncurrent	686,959	696,795
Operating lease liabilities, noncurrent	134,563	140,981
Deferred tax liabilities	15,920	16,252
Other liabilities, noncurrent	45,272	45,580
Total liabilities	2,255,172	2,673,223
Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares, $0.0001 par value per share; 1,000,000,000 shares authorized; 141,902,856 shares issued and 141,709,721 shares outstanding as of March 31, 2026; 141,158,026 shares issued and outstanding as of December 31, 2025	14	14
Additional paid-in capital	1,035,237	1,045,504
Treasury shares, at cost; 193,135 shares and 0 shares as of March 31, 2026 and December 31, 2025, respectively	(19,999)	—
Retained earnings	1,731,860	1,610,398
Accumulated other comprehensive income (loss)	15,978	20,295
Total shareholders’ equity	2,763,090	2,676,211
Total liabilities and shareholders’ equity	$5,018,262	$5,349,434

(1) Including amounts from a related party of $23,810 and $17,574 as of March 31, 2026 and December 31, 2025, respectively.
(2) Including amounts to a related party of $11,702 and $14,115 as of March 31, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARKNINJA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales(1)	$1,412,806	$1,222,638
Cost of sales(2)	717,838	619,412
Gross profit	694,968	603,226
Operating expenses:
Research and development(3)	98,883	87,603
Sales and marketing	315,338	275,737
General and administrative(4)	116,222	94,940
Total operating expenses	530,443	458,280
Operating income	164,525	144,946
Interest expense, net	(6,607)	(12,629)
Other (expense) income, net	(10,336)	13,216
Income before income taxes	147,582	145,533
Provision for income taxes	26,120	27,698
Net income	$121,462	$117,835
Net income per share, basic	$0.86	$0.84
Net income per share, diluted	$0.85	$0.83
Weighted-average number of shares used in computing net income per share, basic	141,396,491	140,622,029
Weighted-average number of shares used in computing net income per share, diluted	142,358,711	142,183,430

(1) Including amounts associated with related parties of $3,326 and $4,784 for the three months ended March 31, 2026 and 2025, respectively.
(2) Including amounts associated with related parties of $12,809 and $27,476 for the three months ended March 31, 2026 and 2025, respectively.
(3) Including amounts associated with related parties of $(2,853) and $(1,658) for the three months ended March 31, 2026 and 2025, respectively.
(4) Including amounts associated with related parties of $0 and $(750) for the three months ended March 31, 2026 and 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARKNINJA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$121,462	$117,835
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,317)	7,876
Unrealized gain on derivative instruments, net	—	6,024
Comprehensive income	$117,145	$131,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARKNINJA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2026
							Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital					Total Shareholders' Equity
	Ordinary shares			Treasury shares		Retained Earnings
	Shares	Amount		Shares	Amount
Balance as of December 31, 2025	141,158,026	$14	$1,045,504	—	$—	$1,610,398	$20,295	$2,676,211
Share-based compensation	—	—	30,309	—	—	—	—	30,309
Vesting of restricted share units, net of shares withheld for taxes	660,000	—	(48,675)	—	—	—	—	(48,675)
Shares issued under employee share purchase plan	84,830	—	8,099	—	—	—	—	8,099
Repurchase of ordinary shares	(193,135)	—	—	193,135	(19,999)	—	—	(19,999)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,317)	(4,317)
Net income	—	—	—	—	—	121,462	—	121,462
Balance as of March 31, 2026	141,709,721	$14	$1,035,237	193,135	$(19,999)	$1,731,860	$15,978	$2,763,090

	Three Months Ended March 31, 2025
					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital			Total Shareholders' Equity
	Ordinary shares			Retained Earnings
	Shares	Amount
Balance as of December 31, 2024	140,347,436	$14	$1,038,213	$909,024	$(11,279)	$1,935,972
Share-based compensation	—	—	11,550	—	—	11,550
Vesting of restricted share units, net of shares withheld for taxes	579,234	—	(48,449)	—	—	(48,449)
Shares issued under employee share purchase plan	114,527	—	7,425	—	—	7,425
Other comprehensive income, net of tax	—	—	—	—	13,900	13,900
Net income	—	—	—	117,835	—	117,835
Balance as of March 31, 2025	141,041,197	$14	$1,008,739	$1,026,859	$2,621	$2,038,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARKNINJA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$121,462	$117,835
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	38,447	31,946
Share-based compensation	30,309	11,550
Provision for credit losses	300	3,178
Provision for excess and obsolete inventory	(3,917)	387
Non-cash lease expense	5,456	4,993
Deferred income taxes, net	(10,059)	(9,211)
Other	499	483
Changes in operating assets and liabilities:
Accounts receivable(1)	182,177	237,353
Inventories	(34,446)	(62,850)
Prepaid expenses and other assets	(75,133)	(62,900)
Accounts payable(2)	(97,332)	(156,116)
Tax payable	27,244	33,939
Operating lease liabilities	(5,509)	(894)
Accrued expenses and other liabilities	(335,778)	(204,549)
Net cash used in operating activities	(156,280)	(54,856)
Cash flows from investing activities:
Purchase of property and equipment	(33,917)	(32,661)
Purchase of intangible asset	(4,437)	(2,836)
Capitalized internal-use software development	—	(1,312)
Net cash used in investing activities	(38,354)	(36,809)
Cash flows from financing activities:
Repayment of debt	(10,125)	(10,125)
Net ordinary shares withheld for taxes upon issuance of restricted share units	(48,675)	(48,449)
Proceeds from shares issued under employee share purchase plan	8,099	7,425
Repurchase of ordinary shares	(18,461)	—
Net cash used in financing activities	(69,162)	(51,149)
Effect of exchange rates changes on cash	(1,719)	3,841
Net decrease in cash and cash equivalents	(265,515)	(138,973)
Cash and cash equivalents at beginning of period	777,289	363,669
Cash and cash equivalents at end of period	$511,774	$224,696
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$17,959	$10,884
Unrealized gain on cash flow hedges	—	6,120
Repurchases of ordinary shares traded and not yet settled	1,538	—

(1) Including changes in related party balances of $6,236 and $(7,140) for the three months ended March 31, 2026 and 2025, respectively.
(2) Including changes in related party balances of $(2,413) and $(13,505) for the three months ended March 31, 2026 and 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARKNINJA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements that accompany these notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SharkNinja, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025.

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2026 and the Company’s condensed consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of the operating results expected for the year ended December 31, 2026 or any future operating periods.

The Company has identified the significant accounting policies that are critical to understanding its business and results of operations. Other than the adoption of ASU 2025-05 described under “Adoption of New Accounting Pronouncements” below, there have been no significant changes during the three months ended March 31, 2026 to the significant accounting policies disclosed in the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2025 within the Form 10-K filed on March 2, 2026.

Concentration of Credit Risks

The following table summarizes the Company’s customers that represented 10% or more of accounts receivable, net:

	As of
	March 31, 2026	December 31, 2025
Customer A	19.0%	22.0%
Customer B	17.0	*
Customer C	12.2	11.8
 * Represents less than 10%

The following table summarizes the Company’s customers that represented 10% or more of net sales:

	Three Months Ended March 31,
	2026	2025
Customer A	17.1%	18.5%
Customer B	11.5	*
Customer C	12.2	13.0
 * Represents less than 10%

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

Below is a rollforward of the Company’s allowance for credit losses:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Beginning balance	$3,863	$7,856
Provision for credit losses	300	3,178
Write-offs and other adjustments	(541)	(554)
Ending balance	$3,622	$10,480

Disaggregation of Net Sales

The following table summarizes net sales by region based on the billing address of customers:

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

	(in thousands, except percentages)
Domestic(1)	$915,991	64.8%	$845,088	69.1%
International(2)	496,815	35.2	377,550	30.9
Total net sales	$1,412,806	100.0%	$1,222,638	100.0%

(1) Domestic consists of net sales in the United States and Canada. Net sales from the United States represented 60.8% and 63.6% of total net sales for the three months ended March 31, 2026 and 2025, respectively.
(2) International consists of net sales in markets outside the United States and Canada. Net sales from the United Kingdom represented 15.5% and 15.2% of total net sales for the three months ended March 31, 2026 and 2025, respectively.

The following table presents net sales by brand:

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

	(in thousands, except percentages)
Shark	$710,685	50.3%	$579,309	47.4%
Ninja	702,121	49.7	643,329	52.6
Total net sales	$1,412,806	100.0%	$1,222,638	100.0%

The following table presents net sales by product category:

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

	(in thousands, except percentages)
Cleaning Appliances	$516,550	36.6%	$441,424	36.1%
Cooking and Beverage Appliances	414,590	29.3	345,937	28.3
Food Preparation Appliances	287,531	20.4	297,392	24.3
Beauty and Home Environment Appliances	194,135	13.7	137,885	11.3
Total net sales	$1,412,806	100.0%	$1,222,638	100.0%

Warranty Costs

Product warranty liabilities and changes were as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Beginning balance	$38,232	$26,955
Accruals for warranties issued	7,695	10,096
Settlements made	(11,271)	(12,439)
Ending balance	$34,656	$24,612

Adoption of New Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting entities to assume that current conditions as of the balance sheet date will remain unchanged over the remaining life of current accounts receivable and current contract assets arising from transactions accounted for under ASC 606 when developing the reasonable and supportable forecast used to estimate expected credit losses. The Company adopted ASU 2025-05 as of January 1, 2026, and elected the practical expedient on a prospective basis. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company on or prior to the specified effective date. As of March 31, 2026, there are no new accounting pronouncements that the Company is considering adopting, other than those described below.

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

The CODM uses gross profit as the primary measure to assess performance and allocate resources, and reviews operating results, including gross profit information, at both the consolidated level and by geographic operating segment. The CODM also reviews operating expenses and other performance information primarily on a consolidated basis, including comparisons of functional spend categories to forecast, to assess variances and trends. Transactions between operating segments are not material. The following table presents selected financial information with respect to the Company’s single reportable segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net sales	$1,412,806	$1,222,638
Less:
Cost of sales	717,838	619,412
Advertising expenses and consumer insight initiatives	102,596	94,015
Personnel expenses(1)	153,240	139,997
Delivery and distribution expenses	106,772	90,174
Professional service expenses(2)	40,680	34,312
Merchant, processing, and other fees	19,954	19,624
Facilities and technology support costs	20,897	21,929
Depreciation and amortization expenses(3)	18,788	16,756
Prototypes and testing expenses	14,872	10,487
Other segment items(4)	52,644	30,986
Interest expense, net	6,607	12,629
Other expense (income), net	10,336	(13,216)
Provision for income taxes	26,120	27,698
Segment net income	$121,462	$117,835
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$121,462	$117,835

(1)Excludes shared-based compensation, a non-cash expense related to awards issued from the SharkNinja Equity Incentive Plan. These costs have been excluded from personnel expenses and reclassified to other segment items, as they are not presented to or reviewed by the CODM.

(2)Excludes litigation costs incurred and related settlements for certain patent infringement claims, false advertising claims against us, and product safety concerns, and excludes costs incurred related to the voluntary product recall. These costs have been excluded from professional service expenses and reclassified to other segment items1, as they are not presented to or reviewed by the CODM.

(3)Excludes amortization of acquired intangible assets that the Company does not consider normal recurring operating expenses, as the intangible assets relate to JS Global’s acquisition of our business. These costs have been excluded from depreciation and amortization expenses and reclassified to other segment items, as they are not presented to or reviewed by the CODM.

(4)Other segment items include travel expenses, commissions, miscellaneous expenses and the expenses listed in Notes 1 through 3 above.

The accounting policies of the Company’s reportable segment are the same as those described in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Segment assets are not regularly provided to the CODM, and therefore the measure of segment assets is reported as total consolidated assets.

4. Condensed Consolidated Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Sales and other tax receivable	$134,613	$60,522
Other receivables	46,405	52,394
Prepaid taxes	40,031	35,242
Prepaid expenses	10,823	9,391
Prepaid media	7,889	7,079
Prepaid expenses and other current assets	$239,761	$164,628

5. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	As of March 31, 2026
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Money market funds included in cash and cash equivalents	$113,547	$113,547	$—	$—
Total financial assets	$113,547	$113,547	$—	$—

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Money market funds included in cash and cash equivalents	$186,507	$186,507	$—	$—
Total financial assets	$186,507	$186,507	$—	$—

The Company classifies its money market funds within Level 1 because they are valued using quoted prices in active markets. See “Note 8 - Debt” for information regarding the fair value of the Company’s long-term debt.

6. Derivative Financial Instruments and Hedging

The Company previously entered into forward contracts that were designated as hedging instruments to manage exposure to foreign currency exchange risk associated with forecasted transactions. All forward contracts expired during the year ended December 31, 2025. Accordingly, the Company had no derivative instruments outstanding as of March 31, 2026 or December 31, 2025.

Effect of Forward Contracts on Accumulated Other Comprehensive Income

The following table represents the unrealized (losses) gains of forward contracts that were designated as hedging instruments, net of tax effects, that were recorded in accumulated other comprehensive income as of March 31, 2026 and December 31, 2025, and their effect on other comprehensive income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Beginning balance	$—	$(8,263)
Amount of net gains (losses) recorded in accumulated other comprehensive income	—	(555)
Amount of net gains (losses) reclassified from accumulated other comprehensive income to earnings	—	6,579
Ending balance	$—	$(2,239)

7. Intangible Assets, Net

Intangible assets consisted of the following as of March 31, 2026:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Customer relationships	$143,083	$(135,134)	$7,949	0.5
Patents	81,434	(38,883)	42,551	7.6
Developed technology	23,310	(11,769)	11,541	5.8
Total intangible assets subject to amortization	$247,827	$(185,786)	$62,041
Intangible assets not subject to amortization:
Trade name and trademarks	$387,268	$—	$387,268	Indefinite
Total intangible assets, net	$635,095	$(185,786)	$449,309

Intangible assets consisted of the following as of December 31, 2025:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Customer relationships	$143,083	$(131,159)	$11,924	0.8
Patents	77,326	(36,973)	40,353	7.5
Developed technology	23,070	(11,148)	11,922	6.0
Total intangible assets subject to amortization	$243,479	$(179,280)	$64,199
Intangible assets not subject to amortization:
Trade name and trademarks	$386,938	$—	$386,938	Indefinite
Total intangible assets, net	$630,417	$(179,280)	$451,137

Amortization expenses for intangible assets were as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Research and development	$2,415	$2,118
Sales and marketing	3,974	3,975
Total amortization expenses	$6,389	$6,093

8. Debt

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

No amounts were outstanding on the 2023 Revolving Facility as of December 31, 2025 or March 31, 2026. As of March 31, 2026, $10.9 million of letters of credit were outstanding, resulting in an available balance of $489.1 million under the 2023 Revolving Facility.

The Company is required to meet certain financial covenants customary with this type of agreement, including, but not limited to, maintaining a maximum ratio of indebtedness and a minimum specified interest coverage ratio. As of March 31, 2026, the Company was in compliance with the covenants under the 2023 Credit Agreement.

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

Debt consisted of the following:

	As of
	March 31, 2026	December 31, 2025

	(in thousands)
2023 Term Loan with principal payments due quarterly; final balance due on maturity date of July 20, 2028	$729,000	$739,125
Less: deferred financing costs	(2,697)	(2,986)
Total debt, net of deferred financing costs	726,303	736,139
Less: debt, current	(39,344)	(39,344)
Debt, noncurrent	$686,959	$696,795

The Company recognizes and records interest expense related to its debt in interest expense, net, which totaled $11.0 million and $13.6 million for the three months ended March 31, 2026 and 2025, respectively.

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

The carrying amount and estimated fair value of long-term debt were as follows:

	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Carrying amount	$729,000	$739,125
Fair value	$729,000	$739,125

9. Commitments and Contingencies

Non-Cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments, including marketing and endorsement agreements. Certain of these agreements extend over terms of up to five years, with payments required in varying installments over the term. As of March 31, 2026, the Company has remaining obligations associated with marketing and endorsement agreements with original terms greater than 12 months totaling $100.1 million, which are payable in a combination of cash and ordinary shares of SharkNinja, Inc., as follows:

Amount
(in thousands)
Years ending December 31,
Remainder of 2026	$14,372
2027	24,436
2028	25,348
2029	18,121
2030	17,807
Total	$100,084

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

Product Recall

In May 2025, the Company announced a voluntary recall of the Ninja Foodi OP300 series pressure cooker in cooperation with the U.S. Consumer Product Safety Commission and Health Canada. As of March 31, 2026, the amount of accrued expenses related to recall remedies for consumers was $1.8 million. During the three months ended March 31, 2026, the Company incurred $1.1 million of product recall-related expenses, which were recorded within cost of sales and operating expenses on the Company’s condensed consolidated statements of income. Estimating the cost of recall remedies requires judgment and is primarily based on expected consumer participation rates and the estimated cost of the new lid design. Additionally, the Company expects to incur other indirect costs related to the recall, such as legal fees, website costs to allow consumers to respond to the recall, and costs to handle consumer inquiries. The Company will reevaluate these assumptions each period, and the related accruals may be adjusted when factors indicate that the accruals are either not sufficient to cover or exceed the estimated product recall expenses.

10. Shareholders’ Equity and Equity Incentive Plan

Restricted Share Units

SharkNinja Equity Incentive Plan

On July 28, 2023, the Company’s board of directors adopted the 2023 Equity Incentive Plan (the “2023 Plan”) to grant cash and equity incentive awards to eligible participants in order to attract, motivate and retain talent. The 2023 Plan provides for the issuance of options, share appreciation rights, restricted share awards, restricted share units (“RSUs”), performance awards and other awards. The 2023 Plan initially made 13,898,287 ordinary shares available for future award grants.

The 2023 Plan contains an evergreen provision whereby the shares available for future grants are increased on the first day of each calendar year from January 1, 2025 through and including January 1, 2033 in an amount equal to 0.6% of the total number of ordinary shares outstanding on December 31st of the preceding year. On January 1, 2026, additional ordinary shares in the amount of 846,948 were registered as a result of this evergreen provision. As of March 31, 2026, ordinary shares in the amount of 8,630,788 were available for future grant under the 2023 Plan. Shares or RSUs forfeited, and unexercised option lapses from the 2023 Plan are available for future grant under the 2023 Plan.

RSU activities for the three months ended March 31, 2026 for RSUs granted under the 2023 Plan were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per share
Unvested as of December 31, 2025	1,102,282	$43.90
Granted	2,484,094	111.01
Vested	(1,075,182)	42.83
Cancelled/Forfeited	(15,253)	84.47
Unvested as of March 31, 2026	2,495,941	$110.90

RSUs granted for the three months ended March 31, 2026 under the 2023 Plan were 2,484,094, of which 565,748 RSUs were granted with service-only conditions and 1,318,346 performance-based RSUs were granted with vesting conditions tied to the achievement of certain performance growth metrics, such as net sales, gross profit and operating cash flow, and 600,000 market-based RSUs were granted with conditions tied to the achievement of a certain level of market capitalization over a consecutive period of time.

Employee Share Purchase Plan

On July 28, 2023, the board of directors approved the 2023 Employee Share Purchase Plan (the “ESPP”). A maximum of 1% of the Company’s outstanding ordinary shares (or 1,389,828 shares) were made available for sale under the ESPP. The ESPP contains an evergreen provision whereby the shares available for sale will automatically increase on the first day of each calendar year from January 1, 2025 through and including January 1, 2033, in an amount equal to the lesser of (i) 0.15% of the total number of ordinary shares of the Company outstanding on December 31st of the preceding year; (ii) 300,000 shares; or (iii) such lesser number of shares as determined by the board at any time prior to the first day of a given calendar year. On January 1, 2026, additional ordinary shares in the amount of 211,737 were registered as a result of this evergreen provision. As of March 31, 2026, ordinary shares in the amount of 1,398,976 were available for future grant under the ESPP Plan. The ESPP provides for six-month offering periods during which the Company will grant rights to purchase ordinary shares to eligible employees. The first offering period began in February 2024. There were 84,830 and 114,527 shares purchased under the ESPP during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, total unrecognized share-based compensation was $1.9 million, which is to be recognized over a weighted-average remaining period of 0.3 years.

Share-Based Compensation

The share-based compensation by line item in the accompanying condensed consolidated statements of income is summarized as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Research and development	$4,366	$2,909
Sales and marketing	6,671	2,538
General and administrative	19,272	6,103
Total share-based compensation	$30,309	$11,550

As of March 31, 2026, the Company had $253.7 million unrecognized share-based compensation cost related to RSUs granted under the 2023 Plan that will be recognized over a weighted average period of 2.6 years. Of this unrecognized share-based compensation cost, $150.6 million and $36.9 million related to RSUs granted under the 2023 Plan with performance and market conditions, respectively.

For those RSUs with service conditions, performance conditions or a combination of both, the grant date fair value was measured based on the quoted price of our ordinary shares at the date of grant. The weighted average grant date fair value of these awards for the three months ended March 31, 2026 was $119.54 per share.

The Company estimated the fair value for the RSUs with a market condition using the Monte Carlo simulation model on the date of grant. Shares issued upon vesting are subject to a mandatory 12-month post-vesting lock-up period that may not be waived under any circumstance. A discount for lack of marketability was applied using the Finnerty (2012) average-strike put option model. The weighted-average grant date fair value of the RSUs with a market condition granted for the three months ended March 31, 2026 was $84.24, using the following assumptions:

Share price at valuation date	$113.85
Expected volatility	46.18%
Risk-free interest rate	3.70%
Expected dividends	0%
Expected term (in years)	4.99
Discount for illiquidity	11.68%

The total grant-date fair value of RSUs vested during the three months ended March 31, 2026 was $46.1 million.

Share Repurchase Program

During the three months ended March 31, 2026, the Company repurchased 193,135 ordinary shares under its $750.0 million share repurchase program authorized by the Board of Directors on February 11, 2026 (the “Repurchase Program”) at an aggregate cost of $20.0 million at an average price of $103.54 per share. The Repurchase Program has no expiration date and may be modified, suspended for periods or discontinued at any time. The Company is not obligated to repurchase any specific number of shares or dollar amount under the Repurchase Program. As of March 31, 2026, $730.0 million remained available for future repurchases under the Repurchase Program. Repurchased shares are recorded as treasury shares at cost on the condensed consolidated balance sheets.

11. Income Taxes

The Company recorded a provision for income taxes of $26.1 million and $27.7 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate (“ETR”) was 17.7% and 19.0% for the three months ended March 31, 2026 and 2025, respectively. This decrease in the ETR is primarily driven by changes in the geographic mix of earnings and applicable tax rates.

12. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands, except share and per share data)
Numerator:
Net income	$121,462	$117,835
Denominator:
Weighted-average shares used in computing net income per share, basic	141,396,491	140,622,029
Dilutive effect of RSUs	962,220	1,561,401
Weighted-average shares used in computing net income per share, diluted	142,358,711	142,183,430
Net income per share, basic	$0.86	$0.84
Net income per share, diluted	$0.85	$0.83

Potential ordinary shares of certain performance-based and market-based RSUs of approximately 1,478,897 for the three months ended March 31, 2026 for which all targets required to trigger vesting had not been achieved, were excluded from the calculations of weighted average shares used in computing diluted net income per share.

13. Related Party Transactions

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

Supplier Agreements

The Company historically relied on a JS Global purchasing office entity to source finished goods on the Company’s behalf and to provide certain procurement and quality control services. Additionally, the Company purchases certain finished goods directly from a subsidiary of JS Global. Finished goods purchased by the Company from JS Global entities amounted to $12.8 million and $25.1 million for the three months ended March 31, 2026 and 2025, respectively.

Sourcing Services Agreement

In connection with the separation, the Company entered into a sourcing services agreement with JS Global. Pursuant to the agreement, the Company procured products from certain suppliers in the Asia-Pacific region (“APAC”), and JS Global provided coordination, process management and relationship management support to us with respect to such suppliers. The Company retained the right to procure such products and services from third parties. The Company paid JS Global a service fee based on the aggregate amount of products procured by the Company from such suppliers managed by JS Global under the agreement. The Sourcing Services Agreement had a term that commenced July 28, 2023 and ended on July 31, 2025. The Company paid JS Global the following: (i) for the period July 28, 2023 to June 30, 2024, an amount equal to 4% of the procurement amount during such period; and (ii) for the period from July 1, 2024 until December 31, 2024, an amount equal to 2% of the procurement amount during such period; and (iii) for the period from January 1, 2025 until the end of the term, an amount equal to 1% of the procurement amount during such period. Fees incurred by the Company related to this agreement were $2.4 million for the three months ended March 31, 2025 and were included in cost of inventories.

Brand License Agreement

In connection with the separation, the Company entered into a brand license agreement with JS Global, in which the Company granted to JS Global the non-exclusive rights to obtain, produce and source, and the exclusive rights to distribute and sell, our brands of products in certain international markets in APAC. The brand license agreement has a term of 20 years from the date of the separation. Under this agreement, JS Global pays to SharkNinja a royalty of 3% of net sales of licensed products. The Company earned royalty income of $3.3 million and $4.8 million for the three months ended March 31, 2026 and 2025, respectively, which was included in net sales.

Product Development Agreements

In connection with the separation, the Company entered into an agreement with JS Global to provide certain research and development, and related product management, services to JS Global entities related to the distribution of products in APAC. Under this agreement and subsequent amendments, the Company earned product development service fees of $2.9 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively, which were recorded as a reduction of research and development expenses.

Transition Services Agreement

In connection with the separation, the Company entered into a transition services agreement with JS Global pursuant to which the Company provided certain transition services to JS Global, in order to facilitate the transition of the separated JS Global business. The services were provided on a transitional basis for a term of twenty-four months, subject to a three-month extension by JS Global. Service fees related to this agreement were $0.8 million for the three months ended March 31, 2025, and were recorded as a reduction of general and administrative expenses. The transition services agreement ended on July 31, 2025.

The following is a summary of the related party transactions and balances associated with JS Global:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Related party revenue
Royalty income	$3,326	$4,784
Related party expense (income)
Cost of sales - purchases of goods and services, net	$12,809	$27,476
Research and development services, net	(2,853)	(1,658)
General and administrative	—	(750)

	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Related party assets
Accounts receivable, net	$23,810	$17,574
Related party liabilities
Accounts payable	$11,702	$14,115

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, as well as the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2026 (the “Form 10-K”), for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

SharkNinja is a global product design and technology company that creates innovative 5-star rated lifestyle solutions for consumers around the world. We have built two billion-dollar brands that drive strong growth and innovation across the 39 sub-categories in which we compete today. We have a proven track record of entering and establishing leadership positions by disrupting the market across household product categories, including Cleaning, Cooking and Beverage, Food Preparation, and Beauty and Home Environment. The Company has identified two operating segments, Domestic and International, based on geographic sales regions for which discrete financial information is available. Domestic consists of the United States and Canada, and International consists of markets outside the United States and Canada. The Company has determined that these two operating segments meet the aggregation criteria in ASC 280-10-50-11 and therefore are aggregated into one reportable segment. See “Note 3 - Segment Reporting” to our unaudited condensed consolidated financial statements found within Part I, Item 1 in this Quarterly Report on Form 10-Q for additional information.

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

We sell our products using an omnichannel distribution strategy that consists primarily of retail and direct-to-consumer (“DTC”) channels. Our retail channel covers brick-and-mortar retailers, e-commerce platforms, distributors and multichannel retailers, which, in turn, sell our products to the end consumers. Some of the largest retailers we sell to include Amazon, Costco, Walmart, Target and Best Buy, as well as a significant number of independent retailers. Our DTC channel covers sales directly to consumers through our websites and social media platforms. The goal of our omnichannel distribution strategy is to be the most prominent and relevant brand wherever our consumers choose to shop.

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

Recent Developments, Macroeconomic Conditions and Potential Impacts

We expect continued uncertainty in our business and the global economy due to tariffs and trade policies, including retaliatory tariff measures; inflationary trends; fluctuations in foreign currency exchange rates; swings in macroeconomic conditions and their effect on consumer confidence and discretionary spending; volatility in employment trends; geopolitical developments, including conflicts in the Middle East; and supply chain pressures, any of which may impact our results.

The tariff environment has been and continues to be highly dynamic. On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs. Following the decision, the President terminated the additional duties previously imposed under IEEPA and, effective February 24, 2026, imposed a 10% global import surcharge on most imported goods under Section 122 of the Trade Act of 1974. The Section 122 surcharge is temporary and, by statute, is set to expire on July 24, 2026, unless extended by an act of Congress. The administration has publicly indicated its intention to pursue tariff actions under alternative authorities, including new investigations initiated under Section 301 of the Trade Act of 1974, which could result in successor tariff actions; however, the scope, timing, and rates of any such actions remain uncertain. Additionally, the Section 122 surcharge is subject to pending legal challenges, the outcome of which could affect its scope or duration. Tariffs previously imposed under Section 301 and Section 232, including on goods imported from China, remain in effect and are unaffected by the Supreme Court's ruling.

We are monitoring developments related to the potential refund of IEEPA duties previously paid. The U.S. Court of International Trade is overseeing proceedings regarding the mechanism and process for any such refunds, and U.S. Customs and Border Protection is developing administrative processes to facilitate refund claims. The amount, timing, and availability of any refunds remain uncertain, and no receivable has been recognized in our condensed consolidated financial statements as of March 31, 2026.

In response to the evolving tariff environment, we have taken and continue to take mitigating actions across our buy-side and sell-side operations, including supply chain and geographic sourcing diversification, cost optimization and value engineering initiatives, targeted pricing actions, and supplier negotiations. We cannot predict the ultimate scope, duration, or impact of current or future tariff actions, or the extent to which our mitigation efforts will be successful. For additional discussion of risks associated with tariffs and trade policy, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Key Components of Results of Operations

Net Sales

We offer a broad range of products that span 39 sub-categories primarily within small household appliances. We generate net sales from product sales to retailers, both brick-and-mortar and online, as well as through DTC sales and distributors. We recognize sales upon transfer of control of products to retailers, consumers and distributors, net of returns, discounts and allowances provided to retailers and funding provided to retailers for promotions and advertising of our products. Control is generally transferred upon shipment or delivery of the products, depending on shipping terms. Net sales are impacted by the effect of foreign exchange rates, competition, consumer spending habits and general economic conditions.

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

Interest Expense, Net

Interest expense, net of any interest earned on our cash and cash equivalents, primarily consists of interest on our borrowings, including our term loan facility. See “Indebtedness” under “Liquidity and Capital Resources” below.

Other (Expense) Income, Net

Other (expense) income, net primarily consists of gains and losses on foreign currency transactions, foreign currency forward contracts and other income and expenses that are not part of our normal operating activities. See “Foreign Currency Exchange Risk” under “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in the United States and other foreign jurisdictions in which we conduct our business.

Results of Operations

The following table sets forth our selected condensed consolidated statements of income information for each of the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net sales	$1,412,806	$1,222,638
Cost of sales	717,838	619,412
Gross profit	694,968	603,226
Operating expenses:
Research and development(1)	98,883	87,603
Sales and marketing(1)	315,338	275,737
General and administrative(1)	116,222	94,940
Total operating expenses	530,443	458,280
Operating income	164,525	144,946
Interest expense, net	(6,607)	(12,629)
Other (expense) income, net	(10,336)	13,216
Income before income taxes	147,582	145,533
Provision for income taxes	26,120	27,698
Net income	$121,462	$117,835

(1)     Includes share-based compensation as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Research and development	$4,366	$2,909
Sales and marketing	6,671	2,538
General and administrative	19,272	6,103
Total share-based compensation	$30,309	$11,550

The following table sets forth our selected condensed consolidated statements of income information as a percentage of our total net sales for each of the periods indicated:

	Three Months Ended March 31,
(in percentages)	2026	2025
Net sales	100.0%	100.0%
Cost of sales	50.8	50.7
Gross profit	49.2	49.3
Operating expenses:
Research and development	7.0	7.2
Sales and marketing	22.3	22.5
General and administrative	8.2	7.7
Total operating expenses	37.5	37.4
Operating income	11.7	11.9
Interest expense, net	(0.5)	(1.0)
Other (expense) income, net	(0.8)	1.0
Income before income taxes	10.4	11.9
Provision for income taxes	1.8	2.3
Net income	8.6%	9.6%

Comparison of the Three Months Ended March 31, 2026 and 2025

Net Sales

	Three Months Ended March 31,
($ in thousands, except %)	2026	2025	$ Change	% Change
Net sales	$1,412,806	$1,222,638	$190,168	15.6%

Our net sales increased by $190.2 million, or 15.6%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in net sales resulted from growth in Cleaning Appliances, Cooking and Beverage Appliances, and Beauty and Home Environment Appliances.

Net sales in our product categories were as follows:

	Three Months Ended March 31,
($ in thousands, except %)	2026	2025	$ Change	% Change
Cleaning Appliances	$516,550	$441,424	$75,126	17.0%
Cooking and Beverage Appliances	414,590	345,937	68,653	19.8
Food Preparation Appliances	287,531	297,392	(9,861)	(3.3)
Beauty and Home Environment Appliances	194,135	137,885	56,250	40.8
Total net sales	$1,412,806	$1,222,638	$190,168	15.6%

•Cleaning Appliances net sales increased by $75.1 million, or 17.0%, to $516.6 million in the three months ended March 31, 2026, compared to $441.4 million for the three months ended March 31, 2025. This increase was driven by the carpet extractor and corded vacuums sub-categories.

•Cooking and Beverage Appliances net sales increased by $68.7 million, or 19.8%, to $414.6 million in the three months ended March 31, 2026, compared to $345.9 million for the three months ended March 31, 2025. This increase was driven by sales of our Ninja Luxe Café espresso machine and the strength of Ninja Crispi.
•Food Preparation Appliances net sales decreased by $9.9 million, or 3.3%, to $287.5 million in the three months ended March 31, 2026, compared to $297.4 million for the three months ended March 31, 2025 driven by declines in our frozen drinks sub-category, partially offset by strong growth in our blending sub-category.
•Beauty and Home Environment Appliances net sales increased by $56.3 million, or 40.8%, to $194.1 million in the three months ended March 31, 2026, compared to $137.9 million for the three months ended March 31, 2025. This increase was driven by continued strength of our skincare product portfolio.

Geographically, Domestic net sales increased by $70.9 million, or 8.4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was driven by growth within existing categories and the success of new product categories. International net sales increased by $119.3 million, or 31.6%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was driven by continued global expansion and the successful introduction of existing product categories into new international markets.

Gross Profit and Gross Margin

	Three Months Ended March 31,
($ in thousands, except %)	2026	2025	$ Change	% Change
Gross profit	$694,968	$603,226	$91,742	15.2%
Gross margin	49.2%	49.3%

Our gross profit increased by $91.7 million, or 15.2%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Our gross margin decreased by 10 basis points for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in gross margin was primarily driven by the cost pressures related to tariffs in the U.S. market, partially offset by cost optimization efforts, favorable shifts in our categories and channels, and a decline in the amounts owed under a contractual sourcing service fee paid to JS Global for supply chain services, which ended July 31, 2025.

Operating Expenses

	Three Months Ended March 31,
($ in thousands, except %)	2026	2025	$ Change	% Change
Research and development	$98,883	$87,603	$11,280	12.9%
Percentage of net sales	7.0%	7.2%
Sales and marketing	$315,338	$275,737	$39,601	14.4%
Percentage of net sales	22.3%	22.5%
General and administrative	$116,222	$94,940	$21,282	22.4%
Percentage of net sales	8.2%	7.7%
Total operating expenses	$530,443	$458,280	$72,163	15.7%
Percentage of net sales	37.5%	37.4%

Research and Development

Research and development expenses increased by $11.3 million, or 12.9%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase was primarily driven by an increase of $4.5 million in prototypes and testing costs, incremental personnel-related expenses of $2.2 million driven by increased headcount to support new product categories and new market expansion, an increase of $1.9 million in professional and consulting fees, and an increase of $1.3 million in technology costs associated with cloud computing solutions.

Sales and Marketing

Sales and marketing expenses increased by $39.6 million, or 14.4%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase was primarily attributable to increases of $16.6 million in delivery and distribution costs, driven by higher volumes and changes in product mix, $8.9 million in personnel-related expenses to support new product launches and new markets, and $8.2 million in advertising-related expenses.

General and Administrative

General and administrative expenses increased by $21.3 million, or 22.4%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase was driven by an increase of $20.9 million in personnel-related expenses, primarily due to a $13.2 million increase in share-based compensation, as well as an increase of $2.6 million in legal fees. These were partially offset by a decrease of $2.8 million in technology costs.
Interest Expense, Net

	Three Months Ended March 31,
($ in thousands, except %)	2026	2025	$ Change	% Change
Interest expense, net	$6,607	$12,629	$(6,022)	(47.7)%
Percentage of net sales	0.5%	1.0%

Interest expense, net decreased by $6.0 million, or 47.7%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This decrease was primarily due to an increase in interest income of $2.8 million resulting from larger cash balances compared to prior year, a $1.8 million decrease in interest expense on our term loans, which was driven by principal payments made throughout the year, and a $0.8 million decrease in interest expense on our revolving credit facility, primarily due to no outstanding borrowings for the three months ended March 31, 2026.

Other (Expense) Income, Net

	Three Months Ended March 31,
($ in thousands, except %)	2026	2025	$ Change	% Change
Other (expense) income, net	$(10,336)	$13,216	$(23,552)	(178.2)%
Percentage of net sales	(0.8)%	1.0%

Other (expense) income, net changed by $23.6 million, or 178.2%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was attributable to changes in foreign currency year over year.

Provision for Income Taxes

	Three Months Ended March 31,
($ in thousands, except %)	2026	2025	$ Change	% Change
Provision for income taxes	$26,120	$27,698	$(1,578)	(5.7)%
Percentage of income before income taxes	17.7%	19.0%

Provision for income taxes decreased by $1.6 million, or 5.7%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Our effective tax rate (“ETR”) was 17.7% and 19.0% of our income before income taxes for the three months ended March 31, 2026 and 2025, respectively. This decrease in the ETR is primarily driven by changes in the geographic mix of earnings and applicable tax rates.

Non-GAAP Financial Measures

In addition to the measures presented in our unaudited condensed consolidated financial statements, we regularly review other financial measures, defined as non-GAAP financial measures by the SEC, to evaluate our business, measure our performance, identify trends, prepare financial forecasts and make strategic decisions.

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

The following table reconciles Adjusted Gross Profit and Adjusted Gross Margin to the most comparable GAAP measure, gross profit and gross margin, respectively, for the periods presented:

	Three Months Ended March 31,
($ in thousands, except %)	2026	2025
Net sales	$1,412,806	$1,222,638
Cost of sales	(717,838)	(619,412)
Gross profit	694,968	603,226
Gross margin	49.2%	49.3%
Product Procurement Adjustment(1)	—	6,541
Product recall(2)	579	3,603
Adjusted Gross Profit	$695,547	$613,370
Adjusted Gross Margin	49.2%	50.2%

(1)Represents cost of sales incurred related to the Product Procurement Adjustment. As a result of the separation, we purchase 100% of our inventory from one of our subsidiaries, SharkNinja (Hong Kong) Company Limited (“SNHK”), and no longer purchase inventory from a purchasing office wholly owned by JS Global. Thus, the markup on all inventory purchased subsequent to the separation is completely eliminated in consolidation. In connection with the separation, we paid JS Global a sourcing service fee to provide value-added sourcing services on a transitional basis under a Sourcing Services Agreement, which ended on July 31, 2025.

(2)Adjusted for gross profit impact from a voluntary product recall that was recognized during the three months ended March 31, 2026 and 2025.

We define Adjusted Operating Income as operating income excluding (i) share-based compensation, (ii) certain litigation costs, (iii) amortization of certain acquired intangible assets, (iv) certain items that we do not consider indicative of our ongoing operating performance following the separation, including cost of sales from our Product Procurement Adjustment, and (v) the impact of a voluntary product recall.

The following table reconciles Adjusted Operating Income to the most comparable GAAP measure, operating income, for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Operating income	$164,525	$144,946
Share-based compensation(1)	30,309	11,550
Litigation costs(2)	—	827
Amortization of acquired intangible assets(3)	4,897	4,897
Product Procurement Adjustment(4)	—	6,541
Product recall(5)	1,122	4,287
Adjusted Operating Income	$200,853	$173,048

(1)Represents non-cash expense related to awards issued from the SharkNinja equity incentive plan.

(2)Represents litigation costs incurred and related settlements for certain patent infringement claims, false advertising claims, and any related settlement costs and recoveries, which were recorded in general and administrative expenses.

(3)Represents amortization of acquired intangible assets that we do not consider normal recurring operating expenses, as the intangible assets relate to JS Global’s acquisition of our business. We exclude amortization charges for these acquisition-related intangible assets for purposes of calculating Adjusted Operating Income, although revenue is generated, in part, by these intangible assets, to eliminate the impact of these non-cash charges that are significantly impacted by the timing and valuation of JS Global’s acquisition of our business, as well as the inherent subjective nature of purchase price allocations. Of the amortization of acquired intangible assets, $0.9 million for the three months ended March 31, 2026 and 2025 was recorded to research and development expenses, and $4.0 million for the three months ended March 31, 2026 and 2025 was recorded to sales and marketing expenses.

(4)Represents cost of sales incurred related to the Product Procurement Adjustment. As a result of the separation, we purchase 100% of our inventory from one of our subsidiaries, SNHK, and no longer purchase inventory from a purchasing office wholly owned by JS Global. Thus, the markup on all inventory purchased subsequent to the separation is completely eliminated in consolidation. In connection with the separation, we paid JS Global a sourcing service fee to provide value-added sourcing services on a transitional basis under a Sourcing Services Agreement, which ended on July 31, 2025.

(5)Adjusted for operating income impact from a voluntary product recall that was recognized during the three months ended March 31, 2026 and 2025.

We define Adjusted Net Income as net income excluding (i) share-based compensation, (ii) certain litigation costs, (iii) foreign currency gains and losses, net, (iv) amortization of certain acquired intangible assets, (v) certain items that we do not consider indicative of our ongoing operating performance following the separation, including cost of sales from our Product Procurement Adjustment, (vi) the impact of a voluntary product recall, and (vii) the tax impact of the adjusted items.

Adjusted Net Income Per Share is defined as Adjusted Net Income divided by the diluted weighted average number of ordinary shares.

The following table reconciles Adjusted Net Income and Adjusted Net Income Per Share to the most comparable GAAP measures, net income and net income per share, diluted, respectively, for the periods presented:

	Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2026	2025
Net income	$121,462	$117,835
Share-based compensation(1)	30,309	11,550
Litigation costs(2)	—	827
Foreign currency losses (gains), net(3)	11,289	(12,951)
Amortization of acquired intangible assets(4)	4,897	4,897
Product Procurement Adjustment(5)	—	6,541
Product recall(6)	1,122	4,287
Tax impact of adjusting items(7)	(14,280)	(9,210)
Adjusted Net Income	$154,799	$123,776
Net income per share, diluted	$0.85	$0.83
Adjusted Net Income Per Share	$1.09	$0.87
Diluted weighted-average number of shares used in computing net income per share and Adjusted Net Income Per Share	142,358,711	142,183,430

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

(4)Represents amortization of acquired intangible assets that we do not consider normal recurring operating expenses, as the intangible assets relate to JS Global’s acquisition of our business. We exclude amortization charges for these acquisition-related intangible assets for purposes of calculating Adjusted Net Income, although revenue is generated, in part, by these intangible assets, to eliminate the impact of these non-cash charges that are significantly impacted by the timing and valuation of JS Global’s acquisition of our business, as well as the inherent subjective nature of purchase price allocations. Of the amortization of acquired intangible assets, $0.9 million for the three months ended March 31, 2026 and 2025 was recorded to research and development expenses, and $4.0 million for the three months ended March 31, 2026 and 2025 was recorded to sales and marketing expenses.

(5)Represents cost of sales incurred related to the Product Procurement Adjustment. As a result of the separation, we purchase 100% of our inventory from one of our subsidiaries, SNHK, and no longer purchase inventory from a purchasing office wholly owned by JS Global. Thus, the markup on all inventory purchased subsequent to the separation is completely eliminated in consolidation. In connection with the separation, we paid JS Global a sourcing service fee to provide value-added sourcing services on a transitional basis under a Sourcing Services Agreement, which ended on July 31, 2025.

(6)Adjusted for net income impact from a voluntary product recall that was recognized during the three months ended March 31, 2026 and 2025.

(7)Represents the income tax effects of the adjustments included in the reconciliation of net income to Adjusted Net Income determined using the tax rate of 22% for the three months ended March 31, 2026 and 2025, which approximates our ETR, excluding certain share-based compensation costs and separation and distribution-related costs that are not tax deductible.

We define EBITDA as net income excluding: (i) interest expense, net, (ii) provision for income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding (i) share-based compensation cost, (ii) certain litigation costs, (iii) foreign currency gains and losses, net, (iv) certain items that we do not consider indicative of our ongoing operating performance following the separation, including cost of sales from our Product Procurement Adjustment, and (v) the impact of a voluntary product recall. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales. We believe EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are appropriate measures because they facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results according to GAAP, we believe provide a more complete understanding of the factors and trends affecting our business than GAAP measures alone.

The following table reconciles EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin to the most comparable GAAP measure, net income, for the periods presented:

	Three Months Ended March 31,
($ in thousands, except %)	2026	2025
Net income	$121,462	$117,835
Interest expense, net	6,607	12,629
Provision for income taxes	26,120	27,698
Depreciation and amortization	38,447	31,946
EBITDA	192,636	190,108
Share-based compensation(1)	30,309	11,550
Litigation costs(2)	—	827
Foreign currency losses (gains), net(3)	11,289	(12,951)
Product Procurement Adjustment(4)	—	6,541
Product recall(5)	1,122	4,287
Adjusted EBITDA	$235,356	$200,362
Net sales	$1,412,806	$1,222,638
Adjusted EBITDA Margin	16.7%	16.4%

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

(4)Represents cost of sales incurred related to the Product Procurement Adjustment. As a result of the separation, we purchase 100% of our inventory from one of our subsidiaries, SNHK, and no longer purchase inventory from a purchasing office wholly owned by JS Global. Thus, the markup on all inventory purchased subsequent to the separation is completely eliminated in consolidation. In connection with the separation, we paid JS Global a sourcing service fee to provide value-added sourcing services on a transitional basis under a Sourcing Services Agreement, which ended on July 31, 2025.

(5)Adjusted for the Adjusted EBITDA impact from a voluntary product recall that was recognized during the three months ended March 31, 2026 and 2025.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our revolving credit facility (“2023 Revolving Facility”). Our principal uses of cash have been investing in international expansion, new product development, working capital, repayment of debt, and repurchases of our ordinary shares. As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents of $511.8 million and our available balance of $489.1 million under our 2023 Revolving Facility. Our cash and cash equivalents consist primarily of cash on deposits with banks.

We believe that our existing cash and cash equivalents together with cash provided by operations and the availability under our 2023 Revolving Facility will be sufficient to meet our needs for at least the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q. We plan to use our current cash on hand, cash generated by operations and our 2023 Revolving Facility to support our core business operations and strategic plan to accelerate our go-to-market strategy, invest in new product development and enhance our global distribution. We may be required to seek additional equity or debt financing to fund our activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, the results of operations and financial conditions of the business would be materially and adversely affected.

We have lease obligations and other contractual obligations and commitments as part of our ordinary course of business. See “Note 8 - Debt” and “Note 9 - Commitments and Contingencies” to our unaudited condensed consolidated financial statements found within Part I, Item 1 in this Quarterly Report on Form 10-Q for information regarding our contractual obligations. We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements involving commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our business, financial condition, results of operations, liquidity, cash requirements or capital resources.

Indebtedness

In July 2023, we entered into a credit agreement (“2023 Credit Agreement”), which provides for an $810.0 million term loan facility (the “2023 Term Loan”) and a $500.0 million 2023 Revolving Facility. As of March 31, 2026, we had $729.0 million debt outstanding under the 2023 Credit Agreement. See "Note 8 – Debt" to our unaudited condensed consolidated financial statements found within Part I, Item 1 in this Quarterly Report on Form 10-Q for further information regarding the 2023 Credit Agreement.

No amounts were outstanding on the 2023 Revolving Facility as of December 31, 2025 or March 31, 2026. As of March 31, 2026, $10.9 million of letters of credit were outstanding, resulting in an available balance of $489.1 million under the 2023 Revolving Facility.

The Company is required to meet certain financial covenants customary with this type of agreement, including, but not limited to, maintaining a maximum ratio of indebtedness and a minimum specified interest coverage ratio. As of March 31, 2026, the Company was in compliance with the covenants under the 2023 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net cash used in operating activities	$(156,280)	$(54,856)
Net cash used in investing activities	(38,354)	(36,809)
Net cash used in financing activities	(69,162)	(51,149)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 of $156.3 million was primarily related to our net income of $121.5 million, adjusted for non-cash charges of $61.0 million and net cash outflows of $338.8 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $38.4 million, and share-based compensation of $30.3 million, offset by deferred income tax of $10.1 million. The main drivers of the net cash outflows derived from the changes in operating assets and liabilities were related to a decrease in accrued expenses and other liabilities of $335.9 million, a decrease in accounts payable of $97.3 million, an increase in prepaid expenses and other assets of $75.1 million, an increase in inventories of $34.4 million, and a decrease in operating lease liabilities of $5.5 million, partially offset by a decrease in accounts receivable of $182.2 million and an increase in tax payable of $27.2 million.

Net cash used in operating activities for the three months ended March 31, 2025 of $54.9 million was primarily related to our net income of $117.8 million, adjusted for non-cash charges of $43.3 million and net cash outflows of $216.0 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $31.9 million, share-based compensation of $11.5 million, non-cash lease expenses of $5.0 million and provision for credit losses of $3.2 million, offset by deferred income tax of $9.2 million. The main drivers of the net cash outflows derived from the changes in operating assets and liabilities were related to a decrease in accrued expenses and other liabilities of $204.6 million, a decrease in accounts payable of $156.1 million, an increase in prepaid expenses and other assets of $62.9 million, an increase in inventories of $62.9 million, partially offset by a decrease in accounts receivable of $237.4 million and an increase in tax payable of $33.9 million.

Investing Activities

Investing activities consist primarily of purchases of property and equipment and intangible assets.

Cash used in investing activities for the three months ended March 31, 2026 of $38.4 million consisted of purchases of property and equipment of $33.9 million and purchases of intangible assets of $4.5 million.

Cash used in investing activities for the three months ended March 31, 2025 of $36.8 million consisted of purchases of property and equipment of $32.7 million, purchases of intangible assets for $2.8 million and capitalized software development costs of $1.3 million.

Financing Activities

Financing activities consist primarily of debt repayments, repurchases of our ordinary shares, and the taxes paid for shares withheld upon vesting of restricted share units.

Cash used in financing activities for the three months ended March 31, 2026 of $69.2 million consisted of cash paid for taxes on shares withheld upon vesting of restricted share units of $48.7 million, repurchases of ordinary shares of $18.5 million, and principal payments on the 2023 Term Loan of $10.1 million, offset by proceeds from employee share purchase plan contributions of $8.1 million.

Cash used in financing activities for the three months ended March 31, 2025 of $51.1 million consisted of cash paid for taxes on shares withheld upon vesting of restricted share units of $48.4 million and principal payments on the 2023 Term Loan of $10.1 million, offset by proceeds from employee share purchase plan contributions of $7.4 million.

Share Repurchase Program

On February 11, 2026, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $750.0 million of our outstanding ordinary shares. During the three months ended March 31, 2026, we repurchased 193,135 ordinary shares at an aggregate cost of $20.0 million, of which $1.5 million remained unsettled and recorded within accounts payable as of March 31, 2026. As of March 31, 2026, $730.0 million remained available for future repurchases under the share repurchase program. Please refer to “Note 10 - Shareholders’ Equity and Equity Incentive Plan” to our unaudited condensed consolidated financial statements found within Part I, Item 1 in this Quarterly Report on Form 10-Q for additional information regarding the share repurchase program.

Recent Accounting Pronouncements

Refer to the sections titled “Basis of Presentation” and “Recently Issued Accounting Pronouncements” in “Note 2 - Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements found within Part I, Item 1 in this Quarterly Report on Form 10-Q for more information.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an ongoing basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. There were no material changes to our critical accounting policies and estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to “Critical Accounting Policies and Estimates” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year 2025 for a complete list of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is principally the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

Our exposure to interest rate risk relates to the interest income generated by cash and cash equivalents and interest expense on our debt. Our interest rate sensitivity is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of checking accounts, government money market funds and money market deposit accounts in the United States. Interest income is sensitive to changes in the general level of interest rates. However, due to the short-term maturities of our cash equivalents, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

During the three months ended March 31, 2026 and 2025, average debt borrowings, excluding the impact of debt issuance costs, totaled $739.0 million and $831.1 million, respectively, with interest rates tied to the Secured Overnight Financing Rate (“SOFR”) . A hypothetical 100 basis point fluctuation to interest rates would have increased or decreased interest expense by $7.4 million and $8.3 million for the three months ended March 31, 2026 and 2025, respectively.

Foreign Currency Exchange Risk

Our international net sales, cost of sales and operating expenses are denominated in multiple currencies, including British Pounds (“GBP”), Canadian Dollars, Chinese Yuan (“CNY”), and Euros (“EUR”). As such, we have exposure to adverse changes in exchange rates associated with the net sales and operating expenses of our foreign operations. Any fluctuations in other currencies will have minimal direct impact on our international net sales.

The functional currency of our non-U.S. subsidiaries is generally the respective local currency, although there are some subsidiaries whose functional currency is not their respective local currency. Asset and liability balances denominated in non-U.S. Dollar currencies are translated into U.S. Dollars using period-end exchange rates, while translation of net sales, cost of sales and operating expenses is based on average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss) and transaction gains and losses are recorded in other income (expense), net in our condensed consolidated statements of income.

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

We previously utilized foreign currency forward contracts with financial institutions to protect against a portion of foreign exchange risks, mainly the exposure to changes in the exchange rate of the GBP against the U.S. Dollar that are associated with future cash flows denominated in GBP. These contracts did not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the related GBP denominated cash flows. All forward contracts expired during the year ended December 31, 2025. Accordingly, the Company had no derivative instruments outstanding as of March 31, 2026 or December 31, 2025. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk.

The estimated translation impact to our unaudited condensed consolidated financial statements of a hypothetical 1,000 basis points change in foreign currency exchange rates would amount to $7.2 million and $3.4 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, approximately 33.4%, and 30.8%, respectively, of our net sales and approximately 36.3%, and 34.8%, respectively, of our operating expenses were denominated in non-U.S. Dollar currencies.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

Under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosures due to the material weaknesses in internal control over financial reporting which, as previously disclosed in Part II, Item 9A. "Controls and Procedures" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, existed as of December 31, 2025 and continued to exist as of March 31, 2026.

Remediation Plan for Material Weaknesses

With the oversight of the Audit Committee of our Board of Directors, we have continued throughout fiscal year 2026 to take steps to remediate the material weaknesses identified above by implementing changes to our internal control over financial reporting and will continue these remediation efforts throughout 2026. Our remediation efforts will include:

•Re-designing and implementing IT general controls related to financial accounting and reporting systems, including implementing robust monitoring controls as appropriate.

•Building a standard internal controls framework for System Development Life Cycle that will be used for all IT applications.

•Designing and implementing additional control activities and evaluating the operating effectiveness of control activities that operate at a level of precision to identify all potentially material errors.

•Enhancing training awareness programs to address IT general controls and business process controls that emphasize policies for the retention of sufficient evidence of the performance of control activities.

•Developing and enhancing policies for current employees, new hires, and external consultants to ensure they are held accountable for design, implementation, and execution of our internal controls over financial reporting.

•Investing in the development of internal capabilities by insourcing the Internal Audit function to perform SOX testing to promote continuity, embed institutional knowledge of the business, and enable more proactive identification of operational and control improvement opportunities.

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

Changes in internal control over financial reporting

There have been no changes during the three months ended March 31, 2026, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings that arise in the ordinary course of business. We believe that the outcome of these proceedings, if determined adversely, will not have a material adverse effect on our financial position. We have not been a party to or paid any damages in connection with any other litigation that has had a material adverse effect on our financial position. Any future litigation may result in substantial costs and be a distraction to management and our employees. No assurance can be given that future litigation will not have a material adverse effect on our financial position.

Item 1A. Risk Factors

Please refer to Part I, Item 1A. “Risk Factors"”of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. No material change in the risk factors discussed in such Form 10-K has occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any equity securities during the three months ended March 31, 2026 that were not registered under the Securities Act.

The following table provides information regarding repurchases of our ordinary shares during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May be Purchased Under the Plans or Programs
(in millions)
January 1, 2026 - January 31, 2026	—	$—	—	$—
February 1, 2026 - February 28, 2026	—	$—	—	$—
March 1, 2026 - March 31, 2026	193,135	$103.54	193,135	$730.0

(1)On February 11, 2026, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $750.0 million of the Company’s outstanding ordinary shares. Repurchases may be from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The share repurchase program has no expiration date and may be modified, suspended for periods or discontinued at any time and does not obligate the Company to repurchase any shares. The timing and total amount of share repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing share prices, and other considerations. During the three months ended March 31, 2026, the Company repurchased 193,135 shares at an aggregate cost of approximately $20.0 million under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-273518), filed with the SEC on July 28, 2023).

10.1†
Offer Letter between SharkNinja Operating LLC and Kaitlin Folan, dated December 12, 2025 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 001-41754), filed with the SEC on January 20, 2026).

10.2†
Second Amended and Restated Employment Agreement with Mark Barrocas, dated February 27, 2026 (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 2, 2026).

10.3† ††	Offer Letter with Adam Quigley, dated January 12, 2026 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 2, 2026).
10.4†
Noncompetition, Confidentiality and Non-Solicitation Agreement with Adam Quigley, dated February 25, 2026 (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 2, 2026).

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
* Filed herewith.
** Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
† Indicates management contract or compensatory plan, contract or agreement.
†† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARKNINJA, INC.

Date: May 6, 2026	By:	/s/ Mark Barrocas
Name: Mark Barrocas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Adam Quigley
Name: Adam Quigley
Title: Chief Financial Officer
(Principal Financial Officer)