Form 10-Q
period 2026-06-30
SharkNinja, Inc.
filed 2026-08-05
CIK 1957132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

☐ Yes ☒ No

The registrant had outstanding 140,871,552 ordinary shares as of July 30, 2026.

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

PART I

Item 1. Financial Statements

SHARKNINJA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$779,832	$777,289
Accounts receivable, net(1)	1,582,067	1,667,143
Inventories	1,143,597	1,002,205
Prepaid expenses and other current assets	257,388	164,628
Total current assets	3,762,884	3,611,265
Property and equipment, net	251,255	232,226
Operating lease right-of-use assets	193,213	142,487
Intangible assets, net	446,891	451,137
Goodwill	834,781	834,781
Deferred tax assets	33,905	10,706
Other assets, noncurrent	69,227	66,832
Total assets	$5,592,156	$5,349,434
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable(2)	$760,812	$679,534
Accrued expenses and other current liabilities	979,219	1,016,645
Tax payable	29,876	38,092
Debt, current	39,344	39,344
Total current liabilities	1,809,251	1,773,615
Debt, noncurrent	677,123	696,795
Operating lease liabilities, noncurrent	196,549	140,981
Deferred tax liabilities	13,153	16,252
Other liabilities, noncurrent	52,709	45,580
Total liabilities	2,748,785	2,673,223
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, $0.0001 par value per share, 1,000,000,000 shares authorized; 141,925,758 shares issued and 140,917,390 shares outstanding as of June 30, 2026; 141,158,026 shares issued and outstanding as of December 31, 2025	14	14
Additional paid-in capital	1,082,451	1,045,504
Treasury shares, at cost; 1,008,368 shares and 0 shares as of June 30, 2026 and December 31, 2025, respectively	(119,705)	—
Retained earnings	1,861,676	1,610,398
Accumulated other comprehensive income (loss)	18,935	20,295
Total shareholders’ equity	2,843,371	2,676,211
Total liabilities and shareholders’ equity	$5,592,156	$5,349,434

(1) Including amounts from a related party of $24,794 and $17,574 as of June 30, 2026 and December 31, 2025, respectively.
(2) Including amounts to a related party of $19,189 and $14,115 as of June 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARKNINJA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales(1)	$1,765,476	$1,444,876	$3,178,282	$2,667,514
Cost of sales(2)	905,139	736,709	1,622,977	1,356,121
Gross profit	860,337	708,167	1,555,305	1,311,393
Operating expenses:
Research and development(3)	109,334	89,409	208,217	177,012
Sales and marketing	441,510	357,720	756,848	633,457
General and administrative(4)	130,113	92,391	246,335	187,331
Total operating expenses	680,957	539,520	1,211,400	997,800
Operating income	179,380	168,647	343,905	313,593
Interest expense, net	(7,890)	(13,765)	(14,497)	(26,394)
Other (expense) income, net	(7,797)	26,003	(18,133)	39,219
Income before income taxes	163,693	180,885	311,275	326,418
Provision for income taxes	33,877	41,287	59,997	68,985
Net income	$129,816	$139,598	$251,278	$257,433
Net income per share, basic	$0.92	$0.99	$1.78	$1.83
Net income per share, diluted	$0.92	$0.98	$1.77	$1.81
Weighted-average number of shares used in computing net income per share, basic	141,384,805	141,044,315	141,390,616	140,834,338
Weighted-average number of shares used in computing net income per share, diluted	141,507,017	141,871,399	142,056,803	142,031,280

(1) Including amounts associated with related parties of $3,197 and $3,818 for the three months ended June 30, 2026 and 2025, respectively; and $6,523 and $8,602 for the six months ended June 30, 2026 and 2025, respectively.
(2) Including amounts associated with related parties of $18,054 and $25,927 for the three months ended June 30, 2026 and 2025, respectively; and $30,863 and $53,404 for the six months ended June 30, 2026 and 2025, respectively.
(3) Including amounts associated with related parties of $(2,853) and $(1,587) for the three months ended June 30, 2026 and 2025, respectively; and $(5,705) and $(3,244) for the six months ended June 30, 2026 and 2025, respectively.
(4) Including amounts associated with related parties of $0 and $(737) for the three months ended June 30, 2026 and 2025, respectively; and $0 and $(1,487) for the six months ended June 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARKNINJA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$129,816	$139,598	$251,278	$257,433
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,957	18,783	(1,360)	26,659
Unrealized gain on derivative instruments, net	—	919	—	6,943
Comprehensive income	$132,773	$159,300	$249,918	$291,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARKNINJA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2026
							Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital					Total Shareholders’ Equity
	Ordinary shares			Treasury shares		Retained Earnings
	Shares	Amount		Shares	Amount
Balance as of March 31, 2026	141,709,721	$14	$1,035,237	193,135	$(19,999)	$1,731,860	$15,978	$2,763,090
Share-based compensation	—	—	47,214	—	—	—	—	47,214
Vesting of restricted share units, net of shares withheld for taxes	22,902	—	—	—	—	—	—	—
Repurchase of ordinary shares	(815,233)	—	—	815,233	(99,706)	—	—	(99,706)
Other comprehensive income, net of tax	—	—	—	—	—	—	2,957	2,957
Net income	—	—	—	—	—	129,816	—	129,816
Balance as of June 30, 2026	140,917,390	$14	$1,082,451	1,008,368	$(119,705)	$1,861,676	$18,935	$2,843,371

	Three Months Ended June 30, 2025
					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital			Total Shareholders’ Equity
	Ordinary shares			Retained Earnings
	Shares	Amount
Balance as of March 31, 2025	141,041,197	$14	$1,008,739	$1,026,859	$2,621	$2,038,233
Share-based compensation	—	—	10,928	—	—	10,928
Vesting of restricted share units, net of shares withheld for taxes	9,934	—	(788)	—	—	(788)
Other comprehensive income, net of tax	—	—	—	—	19,702	19,702
Net income	—	—	—	139,598	—	139,598
Balance as of June 30, 2025	141,051,131	$14	$1,018,879	$1,166,457	$22,323	$2,207,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 SHARKNINJA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Six Months Ended June 30, 2026
							Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital					Total Shareholders’ Equity
	Ordinary shares			Treasury shares		Retained Earnings
	Shares	Amount		Shares	Amount
Balance as of December 31, 2025	141,158,026	$14	$1,045,504	—	$—	$1,610,398	$20,295	$2,676,211
Share-based compensation	—	—	77,523	—	—	—	—	77,523
Vesting of restricted share units, net of shares withheld for taxes	682,902	—	(48,675)	—	—	—	—	(48,675)
Shares issued under employee share purchase plan	84,830	—	8,099	—	—	—	—	8,099
Repurchase of ordinary shares	(1,008,368)	—	—	1,008,368	(119,705)	—	—	(119,705)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,360)	(1,360)
Net income	—	—	—	—	—	251,278	—	251,278
Balance as of June 30, 2026	140,917,390	$14	$1,082,451	1,008,368	$(119,705)	$1,861,676	$18,935	$2,843,371

	Six Months Ended June 30, 2025
					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital			Total Shareholders’ Equity
	Ordinary shares			Retained Earnings
	Shares	Amount
Balance as of December 31, 2024	140,347,436	$14	$1,038,213	$909,024	$(11,279)	$1,935,972
Share-based compensation	—	—	22,478	—	—	22,478
Vesting of restricted share units, net of shares withheld for taxes	589,168	—	(49,237)	—	—	(49,237)
Shares issued under employee share purchase plan	114,527	—	7,425		—	7,425
Other comprehensive income, net of tax	—	—	—	—	33,602	33,602
Net income	—	—	—	257,433	—	257,433
Balance as of June 30, 2025	141,051,131	$14	$1,018,879	$1,166,457	$22,323	$2,207,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARKNINJA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$251,278	$257,433
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	78,439	67,017
Share-based compensation	77,523	22,478
Provision for credit losses	572	3,382
Provision for excess and obsolete inventory	(5,213)	7,364
Non-cash lease expense	11,055	9,918
Deferred income taxes, net	(26,298)	(21,324)
Other	2,804	2,074
Changes in operating assets and liabilities:
Accounts receivable(1)	73,700	(8,837)
Inventories	(141,343)	(124,722)
Prepaid expenses and other assets	(92,760)	(111,098)
Accounts payable(2)	88,564	(61,222)
Tax payable	(8,216)	(6,556)
Operating lease liabilities	(10,792)	(5,300)
Accrued expenses and other liabilities	(23,814)	(94,545)
Net cash provided by (used in) operating activities	275,499	(63,938)
Cash flows from investing activities:
Purchase of property and equipment	(83,056)	(60,093)
Purchase of intangible asset	(8,266)	(3,007)
Capitalized internal-use software development	—	(1,315)
Net cash used in investing activities	(91,322)	(64,415)
Cash flows from financing activities:
Repayment of debt	(20,250)	(20,250)
Payment of employee tax withholdings on vesting of equity awards	(48,675)	(49,237)
Proceeds from shares issued under employee share purchase plan	8,099	7,425
Repurchase of ordinary shares	(119,176)	—
Net cash used in financing activities	(180,002)	(62,062)
Effect of exchange rates changes on cash	(1,632)	14,975
Net increase (decrease) in cash and cash equivalents	2,543	(175,440)
Cash and cash equivalents at beginning of period	777,289	363,669
Cash and cash equivalents at end of period	$779,832	$188,229
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$12,831	$7,721
Unrealized gain on cash flow hedges	—	7,302
Repurchases of ordinary shares traded and not yet settled	529	—

(1) Including changes in related party balances of $(7,220) and $(2,952) for the six months ended June 30, 2026 and 2025, respectively.
(2) Including changes in related party balances of $5,074 and $(13,141) for the six months ended June 30, 2026 and 2025, respectively.

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

SharkNinja, Inc. was incorporated in the Cayman Islands on May 17, 2023 and completed its separation from JS Global Lifestyle Company Limited (“JS Global”), its former parent, on July 31, 2023 (the “separation”), at which time the Company’s ordinary shares began trading on the New York Stock Exchange (“NYSE”). JS Global and its subsidiaries are related parties of the Company. See “Note 14 - Related Party Transactions.”

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2026 and the Company’s condensed consolidated statements of income, comprehensive income, and shareholders’ equity for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results expected for the year ended December 31, 2026 or any future operating periods.

The Company has identified the significant accounting policies that are critical to understanding its business and results of operations. Other than the adoption of ASU 2025-05 described under “Adoption of New Accounting Pronouncements” below, there have been no significant changes during the six months ended June 30, 2026 to the significant accounting policies disclosed in the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2025 within the Form 10-K filed on March 2, 2026.

Concentration of Credit Risks

The following table summarizes the Company’s customers that represented 10% or more of accounts receivable, net:

	As of
	June 30, 2026	December 31, 2025
Customer A	21.9%	22.0%
Customer B	11.3	*
Customer C	11.7	11.8
* Represents less than 10%

The following table summarizes the Company’s customers that represented 10% or more of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	26.5%	25.4%	22.3%	22.2%
Customer B	11.5	12.5	11.5	11.0
Customer C	*	11.2	10.6	12.0
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

Below is a rollforward of the Company’s allowance for credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Beginning balance	$3,622	$10,480	$3,863	$7,856
Provision for credit losses	272	204	572	3,382
Write-offs and other adjustments	(244)	(6,122)	(785)	(6,676)
Ending balance	$3,650	$4,562	$3,650	$4,562

Disaggregation of Net Sales

The following table summarizes net sales by region based on the billing address of customers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
	(in thousands, except percentages)
Domestic(1)	$1,141,897	64.7%	$988,453	68.4%	$2,057,888	64.7%	$1,833,541	68.7%
International(2)	623,579	35.3	456,423	31.6	1,120,394	35.3	833,973	31.3
Total net sales	$1,765,476	100.0%	$1,444,876	100.0%	$3,178,282	100.0%	$2,667,514	100.0%

(1) Domestic consists of net sales in the United States and Canada. Net sales from the United States represented 61.5% and 63.7% of total net sales for the three months ended June 30, 2026 and 2025, respectively; and 61.2% and 63.6% of total net sales for the six months ended June 30, 2026 and 2025, respectively.
(2) International consists of net sales in markets outside the United States and Canada. Net sales from the United Kingdom represented 14.5% and 14.9% of total net sales for the three months ended June 30, 2026 and 2025, respectively; and 14.9% and 15.0% of total net sales for the six months ended June 30, 2026 and 2025, respectively.

The following table presents net sales by brand:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
	(in thousands, except percentages)
Shark	$807,829	45.8%	$674,371	46.7%	$1,518,514	47.8%	$1,253,680	47.0%
Ninja	957,647	54.2	770,505	53.3	1,659,768	52.2	1,413,834	53.0
Total net sales	$1,765,476	100.0%	$1,444,876	100.0%	$3,178,282	100.0%	$2,667,514	100.0%

The following table presents net sales by product category:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

	(in thousands, except percentages)
Cleaning Appliances	$522,046	29.5%	$501,479	34.7%	$1,038,596	32.7%	$942,903	35.3%
Cooking and Beverage Appliances	499,033	28.3	365,718	25.3	913,623	28.7	711,655	26.7
Food Preparation Appliances	458,614	26.0	404,787	28.0	746,145	23.5	702,179	26.3
Beauty and Home Environment Appliances	285,783	16.2	172,892	12.0	479,918	15.1	310,777	11.7
Total net sales	$1,765,476	100.0%	$1,444,876	100.0%	$3,178,282	100.0%	$2,667,514	100.0%

Warranty Costs

Product warranty liabilities and changes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Beginning balance	$34,656	$24,612	$38,232	$26,955
Accruals for warranties issued	14,825	14,015	22,520	24,111
Settlements made	(13,975)	(6,460)	(25,246)	(18,899)
Ending balance	$35,506	$32,167	$35,506	$32,167

Adoption of New Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting entities to assume that current conditions as of the balance sheet date will remain unchanged over the remaining life of current accounts receivable and current contract assets arising from transactions accounted for under ASC 606 when developing the reasonable and supportable forecast used to estimate expected credit losses. The Company adopted ASU 2025-05 as of January 1, 2026, and elected the practical expedient on a prospective basis. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company on or prior to the specified effective date. As of June 30, 2026, there are no new accounting pronouncements that the Company is considering adopting, other than those described below.

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

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements, which requires clarified guidance on the form, content, and applicability of interim financial statements and notes in accordance with GAAP, incorporates a comprehensive list of required interim disclosures, and establishes a principle to disclose events occurring since the end of the last annual reporting period that materially affect the entity. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

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

The CODM uses gross profit as the primary measure to assess performance and allocate resources, and reviews operating results, including gross profit information, at both the consolidated level and by geographic operating segment. The CODM also reviews operating expenses and other performance information primarily on a consolidated basis, including comparisons of functional spend categories to forecast, to assess variances and trends. Transactions between operating segments are not material. The following table presents selected financial information with respect to the Company’s single reportable segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Net sales	$1,765,476	$1,444,876	$3,178,282	$2,667,514
Less:
Cost of sales	905,139	736,709	1,622,977	1,356,121
Advertising expenses and consumer insight initiatives	184,886	163,821	287,482	257,836
Personnel expenses(1)	168,034	140,979	321,274	280,975
Delivery and distribution expenses	124,986	98,834	231,758	189,008
Professional service expenses(2)	43,235	31,410	83,915	65,722
Merchant, processing, and other fees	26,740	20,762	46,694	40,386
Facilities and technology support costs	23,526	20,698	44,423	42,627
Depreciation and amortization expenses(3)	18,280	17,196	37,068	33,953
Prototypes and testing expenses	17,108	13,651	31,980	24,138
Other segment items(4)	74,162	32,169	126,806	63,155
Interest expense, net	7,890	13,765	14,497	26,394
Other expense (income), net	7,797	(26,003)	18,133	(39,219)
Provision for income taxes	33,877	41,287	59,997	68,985
Segment net income	$129,816	$139,598	$251,278	$257,433
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$129,816	$139,598	$251,278	$257,433

(1)Excludes share-based compensation, a non-cash expense related to awards issued from the SharkNinja Equity Incentive Plan. These costs have been excluded from personnel expenses and reclassified to other segment items, as they are not presented to or reviewed by the CODM.

(2)Excludes litigation costs incurred and related settlements for certain patent infringement claims, false advertising claims against the Company, and product safety concerns, and excludes costs incurred related to the voluntary product recall. These costs have been excluded from professional service expenses and reclassified to other segment items, as they are not presented to or reviewed by the CODM.

(3)Excludes amortization of acquired intangible assets that the Company does not consider normal recurring operating expenses, as the intangible assets relate to JS Global’s acquisition of the Company’s business. These costs have been excluded from depreciation and amortization expenses and reclassified to other segment items, as they are not presented to or reviewed by the CODM.

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

4. Condensed Consolidated Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Sales and other tax receivable	$116,401	$60,522
Other receivables	46,106	52,394
Prepaid taxes	71,595	35,242
Prepaid expenses	17,488	9,391
Prepaid media	5,798	7,079
Prepaid expenses and other current assets	$257,388	$164,628

5. Fair Value Measurements

The following tables presents information about the Company’s assets that are measured at fair value on a recurring basis:

	As of June 30, 2026
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Money market funds included in cash and cash equivalents	$64,172	$64,172	$—	$—
Total financial assets	$64,172	$64,172	$—	$—

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Money market funds included in cash and cash equivalents	$186,507	$186,507	$—	$—
Total financial assets	$186,507	$186,507	$—	$—

The Company classifies its money market funds within Level 1 because they are valued using quoted prices in active markets. See “Note 9 - Debt” for information regarding the fair value of the Company’s long-term debt.

6. Derivative Financial Instruments and Hedging

The Company previously entered into forward contracts that were designated as hedging instruments to manage exposure to foreign currency exchange risk associated with forecasted transactions. All forward contracts expired during the year ended December 31, 2025. Accordingly, the Company had no derivative instruments outstanding as of June 30, 2026 or December 31, 2025.

Effect of Forward Contracts on Accumulated Other Comprehensive Income

The following table represents the unrealized (losses) gains of forward contracts that were designated as hedging instruments, net of tax effects, that were recorded in accumulated other comprehensive income as of June 30, 2026 and 2025, and their effect on other comprehensive income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Beginning balance	$—	$(2,239)	$—	$(8,263)
Amount of net gains (losses) recorded in accumulated other comprehensive income	—	(295)	—	(850)
Amount of net gains (losses) reclassified from accumulated other comprehensive income to earnings	—	1,214	—	7,793
Ending balance	$—	$(1,320)	$—	$(1,320)

7. Intangible Assets, Net

Intangible assets consisted of the following as of June 30, 2026:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Customer relationships	$143,083	$(139,108)	$3,975	0.3
Patents	84,853	(40,792)	44,061	7.7
Developed technology	23,611	(12,432)	11,179	5.5
Total intangible assets subject to amortization	$251,547	$(192,332)	$59,215
Intangible assets not subject to amortization:
Trade name and trademarks	$387,676	$—	$387,676	Indefinite
Total intangible assets, net	$639,223	$(192,332)	$446,891

Intangible assets consisted of the following as of December 31, 2025:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Customer relationships	$143,083	$(131,159)	$11,924	0.8
Patents	77,326	(36,973)	40,353	7.5
Developed technology	23,070	(11,148)	11,922	6.0
Total intangible assets subject to amortization	$243,479	$(179,280)	$64,199
Intangible assets not subject to amortization:
Trade name and trademarks	$386,938	$—	$386,938	Indefinite
Total intangible assets, net	$630,417	$(179,280)	$451,137

Amortization expenses for intangible assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Research and development	$2,421	$2,120	$4,836	$4,238
Sales and marketing	3,975	3,974	7,949	7,949
Total amortization expenses	$6,396	$6,094	$12,785	$12,187

8. Operating Leases

During the three months ended June 30, 2026, the Company entered into the following lease transactions:

In May 2026, the Company commenced a 7-year operating lease for a distribution warehouse located in Southaven, Mississippi. At the lease commencement date, the Company recognized an operating lease right-of-use asset and a corresponding operating lease liability of $19.9 million.

In June 2026, the Company renewed an operating lease for SharkNinja’s Global Headquarters located in Needham, Massachusetts, extending the lease term by 11 years from the original end term. The renewal was accounted for as a lease modification, and the Company remeasured the related operating lease right-of-use asset and operating lease liability as of the modification date, resulting in an increase of $41.9 million to each. The remeasurement is reflected in operating lease liabilities arising from obtaining operating lease right-of-use assets in the table below.

The supplemental cash flow information related to operating leases for the periods presented were as follows:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Cash payments for operating lease liabilities	$16,004	$10,017
Operating lease liabilities arising from obtaining operating lease right-of-use assets during the period	$62,147	$1,634

9. Debt

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

No amounts were outstanding on the 2023 Revolving Facility as of December 31, 2025 or June 30, 2026. As of June 30, 2026, $10.2 million of letters of credit were outstanding, resulting in an available balance of $489.8 million under the 2023 Revolving Facility.

The Company is required to meet certain financial covenants customary with this type of agreement, including, but not limited to, maintaining a maximum ratio of indebtedness and a minimum specified interest coverage ratio. As of June 30, 2026, the Company was in compliance with the covenants under the 2023 Credit Agreement.

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

Debt consisted of the following:

	As of
	June 30, 2026	December 31, 2025

	(in thousands)
2023 Term Loan with principal payments due quarterly; final balance due on maturity date of July 20, 2028	$718,875	$739,125
Less: deferred financing costs	(2,408)	(2,986)
Total debt, net of deferred financing costs	716,467	736,139
Less: debt, current	(39,344)	(39,344)
Debt, noncurrent	$677,123	$696,795

The Company recognizes and records interest expense related to its debt in interest expense, net, which totaled $11.0 million and $13.9 million for the three months ended June 30, 2026 and 2025, respectively, and $22.0 million and $27.5 million for the six months ended June 30, 2026 and 2025, respectively.

Fair Value of Debt

The carrying amount of the Company’s long-term debt under the 2023 Credit Agreement approximates fair value because the borrowings bear interest at variable rates indexed to SOFR that reset periodically and the applicable credit spread remains consistent with current market terms. The fair value measurement is categorized within Level 2 of the fair value hierarchy.

The carrying amount and estimated fair value of long-term debt were as follows:

	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Carrying amount	$718,875	$739,125
Fair value	$718,875	$739,125

10. Commitments and Contingencies

Non-Cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments, including marketing and endorsement agreements. Certain of these agreements extend over terms of up to five years, with payments required in varying installments over the term. As of June 30, 2026, the Company has remaining obligations associated with marketing and endorsement agreements with original terms greater than 12 months totaling $94.6 million, which are payable in a combination of cash and ordinary shares of SharkNinja, Inc., as follows:

Amount
(in thousands)
Years ending December 31,
Remainder of 2026	$8,908
2027	24,436
2028	25,348
2029	18,121
2030	17,807
Total	$94,620

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

11. Shareholders’ Equity and Equity Incentive Plan

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

The 2023 Plan contains an evergreen provision whereby the shares available for future grants are increased on the first day of each calendar year from January 1, 2025 through and including January 1, 2033 in an amount equal to 0.6% of the total number of ordinary shares outstanding on December 31st of the preceding year. On January 1, 2026, additional ordinary shares in the amount of 846,948 were registered as a result of this evergreen provision. As of June 30, 2026, ordinary shares in the amount of 8,507,435 were available for future grant under the 2023 Plan. Shares or RSUs forfeited, and unexercised option lapses from the 2023 Plan are available for future grant under the 2023 Plan.

RSU activities for the six months ended June 30, 2026 for RSUs granted under the 2023 Plan were as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2025	1,102,282	$43.90
Granted	2,637,219	$111.24
Vested	(1,098,084)	$43.99
Cancelled/Forfeited	(45,025)	$96.10
Unvested as of June 30, 2026	2,596,392	$111.36

RSUs granted for the six months ended June 30, 2026 under the 2023 Plan were 2,637,219, of which 624,049 RSUs were granted with service-only conditions and 1,413,170 performance-based RSUs were granted with vesting conditions tied to the achievement of certain performance growth metrics that are established by the Compensation Committee, and 600,000 market-based RSUs were granted with conditions tied to the achievement of a certain level of market capitalization over a consecutive period of time.

Employee Share Purchase Plan

On July 28, 2023, the board of directors approved the 2023 Employee Share Purchase Plan (the “ESPP”). A maximum of 1% of the Company’s outstanding ordinary shares (or 1,389,828 shares) were made available for sale under the ESPP. The ESPP contains an evergreen provision whereby the shares available for sale will automatically increase on the first day of each calendar year from January 1, 2025 through and including January 1, 2033, in an amount equal to the lesser of (i) 0.15% of the total number of ordinary shares of the Company outstanding on December 31st of the preceding year; (ii) 300,000 shares; or (iii) such lesser number of shares as determined by the board at any time prior to the first day of a given calendar year. On January 1, 2026, additional ordinary shares in the amount of 211,737 were registered as a result of this evergreen provision. As of June 30, 2026, ordinary shares in the amount of 1,398,976 were available for future grant under the ESPP Plan. The ESPP provides for six-month offering periods during which the Company will grant rights to purchase ordinary shares to eligible employees. The first offering period began in February 2024. There were 84,830 and 114,527 shares purchased under the ESPP during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, total unrecognized share-based compensation was $0.5 million, which is to be recognized over a weighted-average remaining period of 0.1 years.

Share-Based Compensation

The share-based compensation by line item in the accompanying condensed consolidated statements of income is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Research and development	$7,590	$1,867	$11,956	$4,776
Sales and marketing	12,597	4,634	19,268	7,172
General and administrative	27,027	4,427	46,299	10,530
Total share-based compensation	$47,214	$10,928	$77,523	$22,478

As of June 30, 2026, the Company had $221.7 million unrecognized share-based compensation cost related to RSUs granted under the 2023 Plan that will be recognized over a weighted-average period of 2.5 years. Of this unrecognized share-based compensation cost, $134.2 million and $22.8 million related to RSUs granted under the 2023 Plan with performance and market conditions, respectively.

For those RSUs with service conditions, performance conditions or a combination of both, the grant date fair value was measured based on the quoted price of our ordinary shares at the date of grant. The weighted-average grant date fair value of these awards for the six months ended June 30, 2026 was $119.24 per share.

The Company estimated the fair value for the RSUs with a market condition using the Monte Carlo simulation model on the date of grant. Shares issued upon vesting are subject to a mandatory 12-month post-vesting lock-up period that may not be waived under any circumstance. A discount for lack of marketability was applied using the Finnerty (2012) average-strike put option model. The weighted-average grant date fair value of the RSUs with a market condition granted for the six months ended June 30, 2026 was $84.24, using the following assumptions:

Share price at valuation date	$113.85
Expected volatility	46.18%
Risk-free interest rate	3.70%
Expected dividends	0%
Expected term (in years)	4.99
Discount for illiquidity	11.68%

The total grant-date fair value of RSUs vested during the six months ended June 30, 2026 was $48.3 million.

Share Repurchase Program

During the six months ended June 30, 2026, the Company repurchased 1,008,368 ordinary shares under its $750.0 million share repurchase program authorized by the Board of Directors on February 11, 2026 (the “Repurchase Program”) at an aggregate cost of $119.7 million at an average price of $118.71 per share. The Repurchase Program has no expiration date and may be modified, suspended for periods or discontinued at any time. The Company is not obligated to repurchase any specific number of shares or dollar amount under the Repurchase Program. As of June 30, 2026, $630.3 million remained available for future repurchases under the Repurchase Program. Repurchased shares are recorded as treasury shares at cost on the condensed consolidated balance sheets.

12. Income Taxes

The Company recorded a provision for income taxes of $33.9 million and $41.3 million for the three months ended June 30, 2026 and 2025, respectively, and $60.0 million and $69.0 million for the six months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate (“ETR”) was 20.7% and 22.8% for the three months ended June 30, 2026 and 2025, respectively, and 19.3% and 21.1% for the six months ended June 30, 2026 and 2025, respectively. The year-over-year decrease in the ETR for both the three and six months ended June 30, 2026 was primarily driven by a tax benefit recognized during the quarter in connection with the Company’s purchase of transferable income tax credits, as well as changes in the geographic mix of earnings and applicable tax rates.

13. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except share and per share data)
Numerator:
Net income	$129,816	$139,598	$251,278	$257,433
Denominator:
Weighted-average shares used in computing net income per share, basic	141,384,805	141,044,315	141,390,616	140,834,338
Dilutive effect of RSUs	122,212	827,084	666,187	1,196,942
Weighted-average shares used in computing net income per share, diluted	141,507,017	141,871,399	142,056,803	142,031,280
Net income per share, basic	$0.92	$0.99	$1.78	$1.83
Net income per share, diluted	$0.92	$0.98	$1.77	$1.81

Potential ordinary shares of certain performance-based and market-based RSUs of approximately 1,542,133 and 1,510,505 for the three and six months ended June 30, 2026, respectively, for which all targets required to trigger vesting had not been achieved, were excluded from the calculations of weighted average shares used in computing diluted net income per share.

14. Related Party Transactions

Transactions with JS Global

As outlined in “Note 1 - Organization and Description of Business,” JS Global and its subsidiaries are related parties of the Company because the Chairman of the Company’s board of directors is a significant shareholder of the Company and controls JS Global. The Company’s arrangements with JS Global entities are described below.

Supplier Agreements

The Company purchases certain finished goods directly from a subsidiary of JS Global. Prior to July 31, 2025, the Company also relied on a JS Global purchasing office entity to source finished goods on the Company’s behalf and to provide certain procurement and quality control services. Finished goods purchased by the Company from JS Global entities amounted to $18.1 million and $23.5 million for the three months ended June 30, 2026 and 2025, respectively, and $30.9 million and $48.6 million for the six months ended June 30, 2026 and 2025, respectively.

Sourcing Services Agreement

In connection with the separation, the Company entered into a sourcing services agreement with JS Global under which JS Global provided coordination, process management and relationship management support with respect to certain suppliers in the Asia-Pacific region (“APAC”). The Company paid JS Global a service fee based on the aggregate amount of products procured from suppliers managed by JS Global under the agreement. The agreement terminated on July 31, 2025. Fees incurred under this agreement were $2.5 million and $4.8 million for the three and six months ended June 30, 2025, respectively, and were capitalized into inventory and recognized in cost of sales as the related inventory was sold.

Brand License Agreement

In connection with the separation, the Company entered into a brand license agreement with JS Global, in which the Company granted to JS Global the non-exclusive rights to obtain, produce and source, and the exclusive rights to distribute and sell, the Company’s brands of products in certain international markets in APAC. The brand license agreement has a term of 20 years from the date of the separation. Under this agreement, JS Global pays to the Company a royalty of 3% of net sales of licensed products. The Company earned royalty income of $3.2 million and $3.8 million for the three months ended June 30, 2026 and 2025, respectively, and $6.5 million and $8.6 million for the six months ended June 30, 2026 and 2025, respectively, which was included in net sales.

Product Development Agreements

In connection with the separation, the Company entered into an agreement with JS Global to provide certain research and development, and related product management, services to JS Global entities related to the distribution of products in APAC. Under this agreement and subsequent amendments, the Company earned product development service fees of $2.9 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively, and $5.7 million and $3.2 million for the six months ended June 30, 2026 and 2025, respectively, which were recorded as a reduction of research and development expenses.

Transition Services Agreement

In connection with the separation, the Company entered into a transition services agreement with JS Global under which the Company provided transition services to JS Global, in order to facilitate the transition of the separated JS Global business. The agreement terminated on July 31, 2025. Service fees under this agreement were $0.7 million and $1.5 million for the three and six months ended June 30, 2025, respectively, and were recorded as a reduction of general and administrative expenses.

The following is a summary of the related party transactions and balances associated with JS Global:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Related party revenue
Royalty income	$3,197	$3,818	$6,523	$8,602
Related party expense (income)
Cost of sales - purchases of goods and services, net	$18,054	$25,927	$30,863	$53,404
Research and development services, net	(2,853)	(1,587)	(5,705)	(3,244)
General and administrative	—	(737)	—	(1,487)

	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Related party assets
Accounts receivable, net	$24,794	$17,574
Related party liabilities
Accounts payable	$19,189	$14,115

Amounts due from and to JS Global entities are unsecured, non-interest bearing, and settled in cash in the ordinary course of business.

15. Subsequent Events

In July 2026, the Company submitted refund claims of approximately $247.1 million through U.S. Customs and Border Protection’s (“CBP”) refund process for duties previously paid under the International Emergency Economic Powers Act (“IEEPA”), which the U.S. Supreme Court held on February 20, 2026 were not authorized. CBP accepted the Company’s claims in July 2026. The Company recognizes potential refunds of previously paid IEEPA duties when the refund is realized or realizable; because the Company’s claims had not been submitted or accepted as of June 30, 2026, no amounts have been recognized in the condensed consolidated financial statements as of or for the periods ended June 30, 2026. As a result of the acceptance of its claims, the Company expects to recognize a benefit of approximately $247.1 million as a reduction of cost of sales, with a corresponding receivable, in the third quarter of 2026. The timing of cash receipt remains subject to CBP processing; any interest on refunded duties, and any additional duties paid under protective protests that have not yet been resolved, will be recognized when received or when the related contingencies are resolved.

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

Overview

SharkNinja is a global product design and technology company that creates innovative 5-star rated lifestyle solutions for consumers around the world. We have built two billion-dollar+ brands that drive strong growth and innovation across the 39 sub-categories in which we competed as of June 30, 2026, having entered our 40th sub-category in July 2026. We have a proven track record of entering and establishing leadership positions by disrupting the market across household product categories, including Cleaning, Cooking and Beverage, Food Preparation, and Beauty and Home Environment Appliances. The Company has identified two operating segments, Domestic and International, based on geographic sales regions for which discrete financial information is available. Domestic consists of the United States and Canada, and International consists of markets outside the United States and Canada. The Company has determined that these two operating segments meet the aggregation criteria in ASC 280-10-50-11 and therefore are aggregated into one reportable segment. See “Note 3 - Segment Reporting” to our unaudited condensed consolidated financial statements found within Part I, Item 1 in this Quarterly Report on Form 10-Q for additional information.

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

The tariff environment has been and continues to be highly dynamic. On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs. Following the decision, the President terminated the additional duties previously imposed under IEEPA and, effective February 24, 2026, imposed a 10% global import surcharge on most imported goods under Section 122 of the Trade Act of 1974. The Section 122 surcharge is temporary and, by statute, expired on July 24, 2026, without a congressional extension. The administration has publicly indicated its intention to pursue tariff actions under alternative authorities, including new investigations initiated under Section 301 of the Trade Act of 1974, which could result in successor tariff actions; however, the scope, timing, and rates of any such actions remain uncertain. Additionally, the Section 122 surcharge is subject to pending legal challenges, the outcome of which could affect its scope or duration. Tariffs previously imposed under Section 301 and Section 232, including on goods imported from China, remain in effect and are unaffected by the Supreme Court’s ruling.

We continue to monitor developments related to the refund of IEEPA duties previously paid. On March 4, 2026, the U.S. Court of International Trade ordered CBP to refund IEEPA duties collected, and CBP has established administrative processes to facilitate refund claims; aspects of the refund order are subject to a pending government appeal. As of June 30, 2026, we had not submitted refund claims, and no receivable has been recognized in our condensed consolidated financial statements. In July 2026, subsequent to quarter end, we submitted refund claims of approximately $247.1 million through CBP’s refund process, and CBP accepted our claims. As a result, we expect to recognize the related benefit in the third quarter of 2026, as described in Note 15 - Subsequent Events. Additional duties paid under protective protests have not yet been resolved; any related recoveries, and any interest on refunded duties, will be recognized when received or when the related contingencies are resolved.

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

Key Components of Results of Operations

Net Sales

We offer a broad range of products that span 40 sub-categories primarily within small household appliances. We generate net sales from product sales to retailers, both brick-and-mortar and online, as well as through DTC sales and distributors. We recognize sales upon transfer of control of products to retailers, consumers and distributors, net of returns, discounts and allowances provided to retailers and funding provided to retailers for promotions and advertising of our products. Control is generally transferred upon shipment or delivery of the products, depending on shipping terms. Net sales are impacted by the effect of foreign exchange rates, competition, consumer spending habits and general economic conditions.

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

Gross Profit and Gross Margin

Gross profit reflects net sales less the cost of sales. Cost of sales primarily consists of the purchase cost of our products from third-party manufacturers, inbound freight costs, tariffs, product quality testing and inspection costs, the costs associated with receiving inventory into our warehouses, depreciation on molds and tooling that we own, warranty costs, damages, obsolescence and shrinkage costs and allocated overhead, including the service fee paid to JS Global for supply chain services under the Sourcing Services Agreement, which ended on July 31, 2025.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Advertising expenses are the most significant component of our operating expenses and consist of digital advertising, social media and other advertising. Personnel-related expenses are the second most significant component of operating expenses and consist of salaries and bonuses, share-based compensation and employee benefit costs. Our operating expenses also include allocated overhead. Overhead costs that are not substantially dedicated for use by a specific functional group are allocated based on headcount. Allocated overhead costs include shared costs associated with facilities, including rent and utilities and depreciation of property and equipment. We expect our operating expenses to increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth, including expanding research and development capabilities and greater marketing activities.

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

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in the United States and other foreign jurisdictions in which we conduct our business.

Results of Operations

The following table sets forth our selected condensed consolidated statements of income information for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net sales	$1,765,476	$1,444,876	$3,178,282	$2,667,514
Cost of sales	905,139	736,709	1,622,977	1,356,121
Gross profit	860,337	708,167	1,555,305	1,311,393
Operating expenses:
Research and development(1)	109,334	89,409	208,217	177,012
Sales and marketing(1)	441,510	357,720	756,848	633,457
General and administrative(1)	130,113	92,391	246,335	187,331
Total operating expenses	680,957	539,520	1,211,400	997,800
Operating income	179,380	168,647	343,905	313,593
Interest expense, net	(7,890)	(13,765)	(14,497)	(26,394)
Other (expense) income, net	(7,797)	26,003	(18,133)	39,219
Income before income taxes	163,693	180,885	311,275	326,418
Provision for income taxes	33,877	41,287	59,997	68,985
Net income	$129,816	$139,598	$251,278	$257,433

(1)     Includes share-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Research and development	$7,590	$1,867	$11,956	$4,776
Sales and marketing	12,597	4,634	19,268	7,172
General and administrative	27,027	4,427	46,299	10,530
Total share-based compensation	$47,214	$10,928	$77,523	$22,478

The following table sets forth our selected condensed consolidated statements of income information as a percentage of our total net sales for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in percentages)	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.3	51.0	51.1	50.8
Gross profit	48.7	49.0	48.9	49.2
Operating expenses:
Research and development	6.2	6.2	6.6	6.6
Sales and marketing	25.0	24.8	23.8	23.7
General and administrative	7.4	6.4	7.8	7.0
Total operating expenses	38.6	37.4	38.2	37.3
Operating income	10.1	11.6	10.7	11.9
Interest expense, net	(0.4)	(0.9)	(0.5)	(1.1)
Other (expense) income, net	(0.4)	1.9	(0.5)	1.4
Income before income taxes	9.3	12.6	9.7	12.2
Provision for income taxes	1.9	2.9	1.8	2.6
Net income	7.4%	9.7%	7.9%	9.6%

Comparison of the Three Months Ended June 30, 2026 and 2025

Net Sales

	Three Months Ended June 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Net sales	$1,765,476	$1,444,876	$320,600	22.2%

Our net sales increased by $320.6 million, or 22.2%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in net sales resulted from growth in Cooking and Beverage Appliances, Beauty and Home Environment Appliances, Food Preparation Appliances and Cleaning Appliances.

Net sales in our product categories were as follows:

	Three Months Ended June 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Cleaning Appliances	$522,046	$501,479	$20,567	4.1%
Cooking and Beverage Appliances	499,033	365,718	133,315	36.5
Food Preparation Appliances	458,614	404,787	53,827	13.3
Beauty and Home Environment Appliances	285,783	172,892	112,891	65.3
Total net sales	$1,765,476	$1,444,876	$320,600	22.2%

•Cleaning Appliances net sales increased by $20.6 million, or 4.1%, to $522.0 million in the three months ended June 30, 2026, compared to $501.5 million for the three months ended June 30, 2025. This increase was driven by the carpet extractor and cordless vacuums sub-categories.

•Cooking and Beverage Appliances net sales increased by $133.3 million, or 36.5%, to $499.0 million in the three months ended June 30, 2026, compared to $365.7 million for the three months ended June 30, 2025. This increase was driven by sales of our Ninja Luxe Café espresso machine and the strength of the Ninja Crispi.

•Food Preparation Appliances net sales increased by $53.8 million, or 13.3%, to $458.6 million in the three months ended June 30, 2026, compared to $404.8 million for the three months ended June 30, 2025. This increase was driven by strong growth in our blending sub-category.

•Beauty and Home Environment Appliances net sales increased by $112.9 million, or 65.3%, to $285.8 million in the three months ended June 30, 2026, compared to $172.9 million for the three months ended June 30, 2025. This increase was driven by continued strength of our skincare and fan product portfolios.

Geographically, Domestic net sales increased by $153.4 million, or 15.5%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was driven by growth within existing categories and the success of new product categories. International net sales increased by $167.2 million, or 36.6%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was driven by continued success within core categories into new international markets and consistent growth in our key international countries.

Gross Profit and Gross Margin

	Three Months Ended June 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Gross profit	$860,337	$708,167	$152,170	21.5%
Gross margin	48.7%	49.0%

Our gross profit increased by $152.2 million, or 21.5%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Our gross margin decreased by 30 basis points for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in gross margin was primarily driven by the cost pressures related to tariffs in the U.S. market, unfavorable foreign currency, and increased retailer activations, partially offset by cost optimization efforts, favorable shifts in our categories and channels, and a decline in the amounts owed under a contractual sourcing service fee paid to JS Global for supply chain services, which ended July 31, 2025.

Operating Expenses

	Three Months Ended June 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Research and development	$109,334	$89,409	$19,925	22.3%
Percentage of net sales	6.2%	6.2%
Sales and marketing	$441,510	$357,720	$83,790	23.4%
Percentage of net sales	25.0%	24.8%
General and administrative	$130,113	$92,391	$37,722	40.8%
Percentage of net sales	7.4%	6.4%
Total operating expenses	$680,957	$539,520	$141,437	26.2%
Percentage of net sales	38.6%	37.4%

Research and Development

Research and development expenses increased by $19.9 million, or 22.3%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was primarily driven by an increase of $13.2 million in personnel-related expenses reflecting increased headcount to support new product categories and new market expansion, and an increase of $3.5 million in prototypes and testing costs.

Sales and Marketing

Sales and marketing expenses increased by $83.8 million, or 23.4%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was primarily attributable to increases of $26.2 million in delivery and distribution costs, driven by higher volumes, changes in product mix and higher fuel costs, $20.7 million in advertising-related expenses, $19.9 million in personnel-related expenses to support new product launches and expansion into new markets, $8.8 million in credit card processing and merchant fees, and $2.6 million in product sample costs to support marketing and social commerce initiatives.

General and Administrative

General and administrative expenses increased by $37.7 million, or 40.8%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was driven by an increase of $30.3 million in personnel-related expenses, primarily due to a $22.6 million increase in share-based compensation, as well as an increase of $5.1 million in professional and consulting fees.

Interest Expense, Net

	Three Months Ended June 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Interest expense, net	$7,890	$13,765	$(5,875)	(42.7)%
Percentage of net sales	0.4%	0.9%

Interest expense, net decreased by $5.9 million, or 42.7%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This decrease was primarily due to an increase in interest income of $2.1 million resulting from larger cash balances compared to prior year, a $1.8 million decrease in interest expense on our term loan, which was driven by principal payments made throughout the year, and a $1.1 million decrease in interest expense on our revolving credit facility, primarily due to no outstanding borrowings for the three months ended June 30, 2026.

Other (Expense) Income, Net

	Three Months Ended June 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Other (expense) income, net	$(7,797)	$26,003	$(33,800)	130.0%
Percentage of net sales	(0.4)%	1.9%

Other (expense) income, net changed by $33.8 million, or 130.0%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The change was primarily attributable to unrealized foreign currency losses resulting from the remeasurement of U.S. Dollar-denominated intercompany balances, driven by the movement in the British Pound exchange rate during the period.

Provision for Income Taxes

	Three Months Ended June 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Provision for income taxes	$33,877	$41,287	$(7,410)	(17.9)%
Percentage of income before income taxes	20.7%	22.8%

Provision for income taxes decreased by $7.4 million, or 17.9%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Our effective tax rate (“ETR”) was 20.7% and 22.8% of our income before income taxes for the three months ended June 30, 2026 and 2025, respectively. This decrease in the ETR was primarily driven by a tax benefit recognized during the quarter in connection with the Company’s purchase of transferable income tax credits, as well as changes in the geographic mix of earnings and applicable tax rates.

Comparison of the Six Months Ended June 30, 2026 and 2025

Net Sales

	Six Months Ended June 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Net sales	$3,178,282	$2,667,514	$510,768	19.1%

Our net sales increased by $510.8 million, or 19.1%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in net sales resulted from growth in each of our four major product categories of Cooking and Beverage Appliances, Beauty and Home Environment Appliances, Cleaning Appliances and Food Preparation Appliances.

Net sales in our product categories were as follows:

	Six Months Ended June 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Cleaning Appliances	$1,038,596	$942,903	$95,693	10.1%
Cooking and Beverage Appliances	913,623	711,655	201,968	28.4
Food Preparation Appliances	746,145	702,179	43,966	6.3
Beauty and Home Environment Appliances	479,918	310,777	169,141	54.4
Total net sales	$3,178,282	$2,667,514	$510,768	19.1%

•Cleaning Appliances net sales increased by $95.7 million, or 10.1%, to $1,038.6 million in the six months ended June 30, 2026, compared to $942.9 million for the six months ended June 30, 2025. This increase was driven by the carpet extractor and corded and cordless vacuums sub-categories.

•Cooking and Beverage Appliances net sales increased by $202.0 million, or 28.4%, to $913.6 million in the six months ended June 30, 2026, compared to $711.7 million for the six months ended June 30, 2025. This increase was driven by sales of our Ninja Luxe Café espresso machine and the strength of Ninja Crispi.

•Food Preparation Appliances net sales increased by $44.0 million, or 6.3%, to $746.1 million in the six months ended June 30, 2026, compared to $702.2 million for the six months ended June 30, 2025. This increase was driven by strong growth in our blending sub-category, partially offset by declines in our frozen drinks sub-category.

•Beauty and Home Environment Appliances net sales increased by $169.1 million, or 54.4%, to $479.9 million in the six months ended June 30, 2026, compared to $310.8 million for the six months ended June 30, 2025. This increase was driven by continued strength of our skincare and fan product portfolios.

Geographically, Domestic net sales increased by $224.3 million, or 12.2%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was driven by growth within existing categories and the success of new product categories. International net sales increased by $286.4 million, or 34.3%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was driven by continued global expansion, including the successful introduction of existing product categories into new international markets, and consistent growth in our key international countries.

Gross Profit and Gross Margin

	Six Months Ended June 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Gross profit	$1,555,305	$1,311,393	$243,912	18.6%
Gross margin	48.9%	49.2%

Our gross profit increased by $243.9 million, or 18.6%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Our gross margin decreased by 30 basis points for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease in gross margin was primarily driven by the cost pressures related to tariffs in the U.S. market, unfavorable foreign currency, and increased retailer activations, partially offset by cost optimization efforts, favorable shifts in our categories and channels, and a decline in the amounts owed under a contractual sourcing service fee paid to JS Global for supply chain services, which ended July 31, 2025.

Operating Expenses

	Six Months Ended June 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Research and development	$208,217	$177,012	$31,205	17.6%
Percentage of net sales	6.6%	6.6%
Sales and marketing	$756,848	$633,457	$123,391	19.5%
Percentage of net sales	23.8%	23.7%
General and administrative	$246,335	$187,331	$59,004	31.5%
Percentage of net sales	7.8%	7.0%
Total operating expenses	$1,211,400	$997,800	$213,600	21.4%
Percentage of net sales	38.2%	37.3%

Research and Development

Research and development expenses increased by $31.2 million, or 17.6%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was primarily driven by incremental personnel-related expenses of $15.4 million reflecting increased headcount to support new product categories and new market expansion, an increase of $8.0 million in prototypes and testing costs, and an increase of $2.7 million in technology costs associated with cloud computing solutions.

Sales and Marketing

Sales and marketing expenses increased by $123.4 million, or 19.5%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was primarily attributable to increases of $42.8 million in delivery and distribution costs, driven by higher volumes, changes in product mix and higher fuel costs, $28.9 million in advertising-related expenses, $28.8 million in personnel-related expenses to support new product launches and expansion into new markets, $10.4 million in credit card processing and merchant fees, $4.0 million in product sample costs to support marketing and social commerce initiatives, $3.5 million in travel-related expenses, and $2.7 million in professional and consulting fees.

General and Administrative

General and administrative expenses increased by $59.0 million, or 31.5%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was driven by an increase of $51.1 million in personnel-related expenses, primarily due to a $35.8 million increase in share-based compensation, as well as increases of $5.5 million in professional and consulting fees and $4.5 million in legal fees. These were partially offset by a decrease of $3.2 million in technology costs.

Interest Expense, Net

	Six Months Ended June 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Interest expense, net	$14,497	$26,394	$(11,897)	(45.1)%
Percentage of net sales	0.5%	1.1%

Interest expense, net decreased by $11.9 million, or 45.1%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This decrease was primarily due to an increase in interest income of $4.9 million resulting from larger cash balances compared to prior year, a $3.6 million decrease in interest expense on our term loan, which was driven by principal payments made throughout the year, and a $1.9 million decrease in interest expense on our revolving credit facility primarily due to no outstanding borrowings for the six months ended June 30, 2026.

Other (Expense) Income, Net

	Six Months Ended June 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Other (expense) income, net	$(18,133)	$39,219	$(57,352)	146.2%
Percentage of net sales	(0.5)%	1.4%

Other (expense) income, net changed by $57.4 million, or 146.2%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The change was primarily attributable to unrealized foreign currency losses resulting from the remeasurement of U.S. Dollar-denominated intercompany balances, driven by the movement in the British Pound exchange rate during the period.

Provision for Income Taxes

	Six Months Ended June 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Provision for income taxes	$59,997	$68,985	$(8,988)	(13.0)%
Percentage of income before income taxes	19.3%	21.1%

Provision for income taxes decreased by $9.0 million, or 13.0%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Our ETR was 19.3% and 21.1% of our income before income taxes for the six months ended June 30, 2026 and 2025, respectively. This decrease in the ETR was primarily driven by a tax benefit recognized during the quarter in connection with the Company’s purchase of transferable income tax credits, as well as changes in the geographic mix of earnings and applicable tax rates.

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

The following table reconciles Adjusted Gross Profit and Adjusted Gross Margin to the most comparable GAAP measure, gross profit and gross margin, respectively, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except %)	2026	2025	2026	2025
Net sales	$1,765,476	$1,444,876	$3,178,282	$2,667,514
Cost of sales	(905,139)	(736,709)	(1,622,977)	(1,356,121)
Gross profit	860,337	708,167	1,555,305	1,311,393
Gross margin	48.7%	49.0%	48.9%	49.2%
Product Procurement Adjustment(1)	—	5,279	—	11,820
Product recall(2)	—	929	579	4,532
Adjusted Gross Profit	$860,337	$714,375	$1,555,884	$1,327,745
Adjusted Gross Margin	48.7%	49.4%	49.0%	49.8%

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

(2)Adjusted for gross profit impact from a voluntary product recall that was recognized during the six months ended June 30, 2026 and the three and six months ended June 30, 2025.

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

The following table reconciles Adjusted Operating Income to the most comparable GAAP measure, operating income, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Operating income	$179,380	$168,647	$343,905	$313,593
Share-based compensation(1)	47,214	10,928	77,523	22,478
Litigation costs(2)	—	—	—	827
Amortization of acquired intangible assets(3)	4,897	4,897	9,794	9,794
Product Procurement Adjustment(4)	—	5,279	—	11,820
Product recall(5)	—	3,794	1,122	8,081
Adjusted Operating Income	$231,491	$193,545	$432,344	$366,593

(1)Represents non-cash expense related to awards issued from the SharkNinja equity incentive plan.

(2)Represents litigation costs incurred and related settlements for certain patent infringement claims, false advertising claims, and any related settlement costs and recoveries, which were recorded in general and administrative expenses.

(3)Represents amortization of acquired intangible assets that we do not consider normal recurring operating expenses, as the intangible assets relate to JS Global’s acquisition of our business. We exclude amortization charges for these acquisition-related intangible assets for purposes of calculating Adjusted Operating Income, although revenue is generated, in part, by these intangible assets, to eliminate the impact of these non-cash charges that are significantly impacted by the timing and valuation of JS Global’s acquisition of our business, as well as the inherent subjective nature of purchase price allocations. Of the amortization of acquired intangible assets, $0.9 million for the three months ended June 30, 2026 and 2025, and $1.8 million for the six months ended June 30, 2026 and 2025, was recorded to research and development expenses, and $4.0 million for the three months ended June 30, 2026 and 2025, and $7.9 million for the six months ended June 30, 2026 and 2025, was recorded to sales and marketing expenses.

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

(5)Adjusted for operating income impact from a voluntary product recall that was recognized during the six months ended June 30, 2026 and the three and six months ended June 30, 2025.

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

The following table reconciles Adjusted Net Income and Adjusted Net Income Per Share to the most comparable GAAP measures, net income and net income per share, diluted, respectively, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2026	2025	2026	2025
Net income	$129,816	$139,598	$251,278	$257,433
Share-based compensation(1)	47,214	10,928	77,523	22,478
Litigation costs(2)	—	—	—	827
Foreign currency losses (gains), net(3)	6,100	(26,362)	17,389	(39,313)
Amortization of acquired intangible assets(4)	4,897	4,897	9,794	9,794
Product Procurement Adjustment(5)	—	5,279	—	11,820
Product recall(6)	—	3,794	1,122	8,081
Tax impact of adjusting items(7)	(9,779)	(291)	(24,059)	(9,501)
Adjusted Net Income	$178,248	$137,843	$333,047	$261,619
Net income per share, diluted	$0.92	$0.98	$1.77	$1.81
Adjusted Net Income Per Share	$1.26	$0.97	$2.34	$1.84
Diluted weighted-average number of shares used in computing net income per share and Adjusted Net Income Per Share	141,507,017	141,871,399	142,056,803	142,031,280

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

(4)Represents amortization of acquired intangible assets that we do not consider normal recurring operating expenses, as the intangible assets relate to JS Global’s acquisition of our business. We exclude amortization charges for these acquisition-related intangible assets for purposes of calculating Adjusted Operating Income, although revenue is generated, in part, by these intangible assets, to eliminate the impact of these non-cash charges that are significantly impacted by the timing and valuation of JS Global’s acquisition of our business, as well as the inherent subjective nature of purchase price allocations. Of the amortization of acquired intangible assets, $0.9 million for the three months ended June 30, 2026 and 2025, and $1.8 million for the six months ended June 30, 2026 and 2025, was recorded to research and development expenses, and $4.0 million for the three months ended June 30, 2026 and 2025, and $7.9 million for the six months ended June 30, 2026 and 2025, was recorded to sales and marketing expenses.

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

(6)Adjusted for net income impact from a voluntary product recall that was recognized during the six months ended June 30, 2026 and the three and six months ended June 30, 2025.

(7)Represents the income tax effects of the adjustments included in the reconciliation of net income to Adjusted Net Income determined using the tax rate of 22.4% for the three and six months ended June 30, 2026 and 23.3% for the three and six months ended June 30, 2025, respectively, which approximates our ETR, excluding certain share-based compensation costs and separation and distribution-related costs that are not tax deductible.

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

The following table reconciles EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin to the most comparable GAAP measure, net income, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except %)	2026	2025	2026	2025
Net income	$129,816	$139,598	$251,278	$257,433
Interest expense, net	7,890	13,765	14,497	26,394
Provision for income taxes	33,877	41,287	59,997	68,985
Depreciation and amortization	39,992	35,071	78,439	67,017
EBITDA	211,575	229,721	404,211	419,829
Share-based compensation(1)	47,214	10,928	77,523	22,478
Litigation costs(2)	—	—	—	827
Foreign currency losses (gains), net(3)	6,100	(26,362)	17,389	(39,313)
Product Procurement Adjustment(4)	—	5,279	—	11,820
Product recall(5)	—	3,794	1,122	8,081
Adjusted EBITDA	$264,889	$223,360	$500,245	$423,722
Net sales	$1,765,476	$1,444,876	$3,178,282	$2,667,514
Adjusted EBITDA Margin	15.0%	15.5%	15.7%	15.9%

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

(5)Adjusted for the Adjusted EBITDA impact from a voluntary product recall that was recognized during the six months ended June 30, 2026 and the three and six months ended June 30, 2025.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our revolving credit facility (“2023 Revolving Facility”). Our principal uses of cash have been investing in international expansion, new product development, working capital, repayment of debt, and repurchases of our ordinary shares. As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of $779.8 million and our available balance of $489.8 million under our 2023 Revolving Facility. Our cash and cash equivalents consist primarily of cash on deposits with banks.

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

We have lease obligations and other contractual obligations and commitments as part of our ordinary course of business. See “Note 8 - Operating Leases,” “Note 9 - Debt,” and “Note 10 - Commitments and Contingencies” to our unaudited condensed consolidated financial statements found within Part I, Item 1 in this Quarterly Report on Form 10-Q for information regarding our contractual obligations. We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements involving commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our business, financial condition, results of operations, liquidity, cash requirements or capital resources.

Indebtedness

In July 2023, we entered into a credit agreement (“2023 Credit Agreement”), which provides for an $810.0 million term loan facility (the “2023 Term Loan”) and a $500.0 million 2023 Revolving Facility. As of June 30, 2026, we had $718.9 million debt outstanding under the 2023 Credit Agreement. See “Note 9 - Debt” to our unaudited condensed consolidated financial statements found within Part I, Item 1 in this Quarterly Report on Form 10-Q for further information regarding the 2023 Credit Agreement.

No amounts were outstanding on the 2023 Revolving Facility as of December 31, 2025 or June 30, 2026. As of June 30, 2026, $10.2 million of letters of credit were outstanding, resulting in an available balance of $489.8 million under the 2023 Revolving Facility.

The Company is required to meet certain financial covenants customary with this type of agreement, including, but not limited to, maintaining a maximum ratio of indebtedness and a minimum specified interest coverage ratio. As of June 30, 2026, the Company was in compliance with the covenants under the 2023 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Net cash provided by (used in) operating activities	$275,499	$(63,938)
Net cash used in investing activities	(91,322)	(64,415)
Net cash used in financing activities	(180,002)	(62,062)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2026 of $275.5 million was primarily related to our net income of $251.3 million, adjusted for non-cash charges of $138.8 million and net cash outflows of $114.6 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $78.4 million, share-based compensation of $77.5 million and non-cash lease expenses of $11.1 million, offset by deferred income tax of $26.3 million. The main drivers of the net cash outflows derived from the changes in operating assets and liabilities were related to an increase in inventories of $141.3 million, an increase in prepaid expenses and other assets of $92.8 million, a decrease in accrued expenses and other liabilities of $23.8 million, a decrease in operating lease liabilities of $10.8 million and a decrease in tax payable of $8.2 million, partially offset by an increase in accounts payable of $88.5 million and a decrease in accounts receivable of $73.7 million. The increases in inventories and accounts payable primarily reflect inventory purchases in advance of the peak holiday selling season in the third and fourth quarters.

Net cash used in operating activities for the six months ended June 30, 2025 of $63.9 million was primarily related to our net income of $257.4 million, adjusted for non-cash charges of $90.9 million and net cash outflows of $412.2 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $67.0 million, share-based compensation of $22.4 million, non-cash lease expenses of $9.9 million, provision for excess and obsolete inventory of $7.4 million, provision for credit losses of $3.4 million and other non-cash adjustments of $2.1 million, offset by deferred income tax of $21.3 million. The main drivers of the net cash outflows derived from the changes in operating assets and liabilities were related to an increase in inventories of $124.7 million, an increase in prepaid expenses and other assets of $111.1 million, a decrease in accrued expenses and other liabilities of $94.5 million, a decrease in accounts payable of $61.2 million, an increase in accounts receivable of $8.8 million, a decrease in tax payable of $6.6 million and a decrease in operating lease liabilities of $5.3 million.

Investing Activities

Investing activities consist primarily of purchases of property and equipment and intangible assets.

Cash used in investing activities for the six months ended June 30, 2026 of $91.3 million consisted of purchases of property and equipment of $83.0 million and purchases of intangible assets of $8.3 million.

Cash used in investing activities for the six months ended June 30, 2025 of $64.4 million consisted primarily of purchases of property and equipment of $60.1 million and purchases of intangible assets of $3.0 million.

Financing Activities

Financing activities consist primarily of debt repayments, repurchases of our ordinary shares, and payment of employee tax withholdings on vesting of equity awards.

Cash used in financing activities for the six months ended June 30, 2026 of $180.0 million consisted of repurchases of ordinary shares of $119.2 million, payment of employee tax withholdings on vesting of equity awards of $48.7 million and principal payments on the 2023 Term Loan of $20.2 million, partially offset by proceeds from employee share purchase plan contributions of $8.1 million.

Cash used in financing activities for the six months ended June 30, 2025 of $62.1 million consisted of payment of employee tax withholdings on vesting of equity awards of $49.2 million and principal payments on the 2023 Term Loan of $20.3 million, partially offset by proceeds from employee share purchase plan contributions of $7.4 million.

Share Repurchase Program

On February 11, 2026, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $750.0 million of our outstanding ordinary shares. During the six months ended June 30, 2026, we repurchased 1,008,368 ordinary shares at an aggregate cost of $119.7 million, of which $0.5 million remained unsettled and recorded within accounts payable as of June 30, 2026. As of June 30, 2026, $630.3 million remained available for future repurchases under the share repurchase program. Please refer to “Note 11 - Shareholders’ Equity and Equity Incentive Plan” to our unaudited condensed consolidated financial statements found within Part I, Item 1 in this Quarterly Report on Form 10-Q for additional information regarding the share repurchase program.

Recent Accounting Pronouncements

Refer to the sections titled “Basis of Presentation” and “Recently Issued Accounting Pronouncements” in “Note 2 - Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements found within Part I, Item 1 in this Quarterly Report on Form 10-Q for more information.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an ongoing basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. There were no material changes to our critical accounting policies and estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to the section titled “Adoption of New Accounting Pronouncements” in “Note 2 - Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements found within Part I, Item 1 in this Quarterly Report on Form 10-Q for information regarding our adoption of ASU 2025-05. Refer to “Critical Accounting Policies and Estimates” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year 2025 for a complete list of our critical accounting policies and estimates.

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

During the six months ended June 30, 2026 and 2025, average debt borrowings, excluding the impact of debt issuance costs, totaled $733.9 million and $837.4 million, respectively, with interest rates tied to the Secured Overnight Financing Rate (“SOFR”). A hypothetical 100 basis point fluctuation in interest rates would have increased or decreased interest expense on an annualized basis by $7.3 million and $8.4 million, based on average debt borrowings during the six months ended June 30, 2026 and 2025, respectively.

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

The functional currency of our non-U.S. subsidiaries is generally the respective local currency, although there are some subsidiaries whose functional currency is not their respective local currency. Asset and liability balances denominated in non-U.S. Dollar currencies are translated into U.S. Dollars using period-end exchange rates, while translation of net sales, cost of sales and operating expenses is based on average monthly rates. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss) and transaction gains and losses are recorded in other (expense) income, net in our condensed consolidated statements of income.

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

We previously utilized foreign currency forward contracts with financial institutions to protect against a portion of foreign exchange risks, mainly the exposure to changes in the exchange rate of the GBP against the U.S. Dollar that are associated with future cash flows denominated in GBP. These contracts did not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the related GBP denominated cash flows. All forward contracts expired during the year ended December 31, 2025. Accordingly, the Company had no derivative instruments outstanding as of June 30, 2026 or December 31, 2025. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk.

The estimated translation impact to our unaudited condensed consolidated financial statements of a hypothetical 1,000 basis points change in foreign currency exchange rates would amount to $8.5 million, $1.5 million, $16.0 million, and $4.9 million for the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026 and 2025, and six months ended June 30, 2026 and 2025, approximately 33.5%, 29.1%, 33.4%, and 29.9%, respectively, of our net sales and approximately 37.1%, 37.9%, 36.8%, and 36.5%, respectively, of our operating expenses were denominated in non-U.S. Dollar currencies.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

Under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2026.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosures due to the material weaknesses in internal control over financial reporting which, as previously disclosed in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, existed as of December 31, 2025 and continued to exist as of June 30, 2026.

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

Changes in internal control over financial reporting

There have been no changes during the three months ended June 30, 2026, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. No material change in the risk factors discussed in such Form 10-K has occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any equity securities during the six months ended June 30, 2026 that were not registered under the Securities Act.

The following table provides information regarding repurchases of our ordinary shares during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May be Purchased Under the Plans or Programs
				(in millions)
April 1, 2026 - April 30, 2026	199,008	$110.47	199,008	$708.0
May 1, 2026 - May 31, 2026	203,203	$114.11	203,203	$684.8
June 1, 2026 - June 30, 2026	413,022	$132.00	413,022	$630.3

(1)On February 11, 2026, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $750.0 million of the Company’s outstanding ordinary shares. Repurchases may be from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The share repurchase program has no expiration date and may be modified, suspended for periods or discontinued at any time and does not obligate the Company to repurchase any shares. The timing and total amount of share repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing share prices, and other considerations. During the three months ended June 30, 2026, the Company repurchased 815,233 shares at an aggregate cost of approximately $99.7 million under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 13, 2026, Adam Quigley, our Chief Financial Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Quigley’s Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 12,062 Ordinary Shares pursuant to the terms of the plan. Mr. Quigley’s Rule 10b5-1 trading plan expires on March 31, 2027, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

On May 13, 2026, Pedro J. Lopez-Baldrich, our Chief Legal Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Lopez-Baldrich’s Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 21,173 Ordinary Shares pursuant to the terms of the plan. Mr. Lopez-Baldrich’s Rule 10b5-1 trading plan expires on March 31, 2027, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

Item 6. Exhibits

The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 001-41754), filed with the SEC on June 18, 2026).

10.1*	First Amendment to Sourcing Services Agreement - Joyoung.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101).
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

SHARKNINJA, INC.

Date: August 5, 2026	By:	/s/ Mark Barrocas
Name: Mark Barrocas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Adam Quigley
Name: Adam Quigley
Title: Chief Financial Officer
(Principal Financial Officer)