Form 10-Q
period 2026-09-30
SharkNinja, Inc.
filed 2026-11-04
CIK 1957132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

☐ Yes ☒ No

The registrant had outstanding 140,911,501 ordinary shares as of October 29, 2026.

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

PART I

Item 1. Financial Statements

SHARKNINJA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$487,815	$777,289
Accounts receivable, net(1)	2,106,331	1,667,143
Inventories	1,428,175	1,002,205
Prepaid expenses and other current assets	447,320	164,628
Total current assets	4,469,641	3,611,265
Property and equipment, net	253,065	232,226
Operating lease right-of-use assets	202,173	142,487
Intangible assets, net	444,868	451,137
Goodwill	834,781	834,781
Deferred tax assets	12,056	10,706
Other assets, noncurrent	73,930	66,832
Total assets	$6,290,514	$5,349,434
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable(2)	$934,615	$679,534
Accrued expenses and other current liabilities	1,162,577	1,016,645
Tax payable	54,453	38,092
Debt, current	39,344	39,344
Total current liabilities	2,190,989	1,773,615
Debt, noncurrent	667,287	696,795
Operating lease liabilities, noncurrent	206,028	140,981
Deferred tax liabilities	13,188	16,252
Other liabilities, noncurrent	52,488	45,580
Total liabilities	3,129,980	2,673,223
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, $0.0001 par value per share, 1,000,000,000 shares authorized; 142,142,021 shares issued and 140,840,521 shares outstanding as of September 30, 2026; 141,158,026 shares issued and outstanding as of December 31, 2025	14	14
Additional paid-in capital	1,113,747	1,045,504
Treasury shares, at cost; 1,301,500 shares and 0 shares as of September 30, 2026 and December 31, 2025, respectively	(169,685)	—
Retained earnings	2,200,037	1,610,398
Accumulated other comprehensive income (loss)	16,421	20,295
Total shareholders’ equity	3,160,534	2,676,211
Total liabilities and shareholders’ equity	$6,290,514	$5,349,434

(1) Including amounts from a related party of $28,453 and $17,574 as of September 30, 2026 and December 31, 2025, respectively.
(2) Including amounts to a related party of $24,080 and $14,115 as of September 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARKNINJA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales(1)	$1,976,427	$1,630,240	$5,154,709	$4,297,754
Cost of sales(2)	806,416	812,771	2,429,393	2,168,892
Gross profit	1,170,011	817,469	2,725,316	2,128,862
Operating expenses:
Research and development(3)	117,920	92,826	326,137	269,838
Sales and marketing	460,733	365,919	1,217,581	999,376
General and administrative(4)	148,499	95,833	394,834	283,164
Total operating expenses	727,152	554,578	1,938,552	1,552,378
Operating income	442,859	262,891	786,764	576,484
Interest income (expense), net	3,072	(12,782)	(11,425)	(39,176)
Other (expense) income, net	(4,699)	(6,116)	(22,832)	33,103
Income before income taxes	441,232	243,993	752,507	570,411
Provision for income taxes	102,871	55,264	162,868	124,249
Net income	$338,361	$188,729	$589,639	$446,162
Net income per share, basic	$2.40	$1.34	$4.17	$3.17
Net income per share, diluted	$2.39	$1.33	$4.16	$3.14
Weighted-average number of shares used in computing net income per share, basic	140,955,550	141,112,020	141,244,000	140,927,916
Weighted-average number of shares used in computing net income per share, diluted	141,521,492	142,119,000	141,794,125	142,072,681

(1) Including amounts associated with related parties of $4,502 and $2,349 for the three months ended September 30, 2026 and 2025, respectively; and $11,025 and $10,951 for the nine months ended September 30, 2026 and 2025, respectively.
(2) Including amounts associated with related parties of $15,979 and $26,966 for the three months ended September 30, 2026 and 2025, respectively; and $46,842 and $80,369 for the nine months ended September 30, 2026 and 2025, respectively.
(3) Including amounts associated with related parties of $(2,853) and $(1,660) for the three months ended September 30, 2026 and 2025, respectively; and $(8,558) and $(4,904) for the nine months ended September 30, 2026 and 2025, respectively.
(4) Including amounts associated with related parties of $0 and $(250) for the three months ended September 30, 2026 and 2025, respectively; and $0 and $(1,737) for the nine months ended September 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARKNINJA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$338,361	$188,729	$589,639	$446,162
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,514)	(4,797)	(3,874)	21,862
Unrealized gain on derivative instruments, net	—	1,320	—	8,263
Comprehensive income	$335,847	$185,252	$585,765	$476,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARKNINJA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2026
							Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital					Total Shareholders’ Equity
	Ordinary shares			Treasury shares		Retained Earnings
	Shares	Amount		Shares	Amount
Balance as of June 30, 2026	140,917,390	$14	$1,082,451	1,008,368	$(119,705)	$1,861,676	$18,935	$2,843,371
Share-based compensation	—	—	42,029	—	—	—	—	42,029
Vesting of restricted share units, net of shares withheld for taxes	141,960	—	(18,188)	—	—	—	—	(18,188)
Shares issued under employee share purchase plan	74,303	—	7,455	—	—	—	—	7,455
Repurchase of ordinary shares	(293,132)	—	—	293,132	(49,980)	—	—	(49,980)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,514)	(2,514)
Net income	—	—	—	—	—	338,361	—	338,361
Balance as of September 30, 2026	140,840,521	$14	$1,113,747	1,301,500	$(169,685)	$2,200,037	$16,421	$3,160,534

	Three Months Ended September 30, 2025
					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital			Total Shareholders’ Equity
	Ordinary shares			Retained Earnings
	Shares	Amount
Balance as of June 30, 2025	141,051,131	$14	$1,018,879	$1,166,457	$22,323	$2,207,673
Share-based compensation	—	—	9,120	—	—	9,120
Vesting of restricted share units, net of shares withheld for taxes	16,581	—	(1,147)	—	—	(1,147)
Shares issued under employee share purchase plan	78,889	—	7,399	—	—	7,399
Other comprehensive loss, net of tax	—	—	—	—	(3,477)	(3,477)
Net income	—	—	—	188,729	—	188,729
Balance as of September 30, 2025	141,146,601	$14	$1,034,251	$1,355,186	$18,846	$2,408,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 SHARKNINJA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Nine Months Ended September 30, 2026
							Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital					Total Shareholders’ Equity
	Ordinary shares			Treasury shares		Retained Earnings
	Shares	Amount		Shares	Amount
Balance as of December 31, 2025	141,158,026	$14	$1,045,504	—	$—	$1,610,398	$20,295	$2,676,211
Share-based compensation	—	—	119,552	—	—	—	—	119,552
Vesting of restricted share units, net of shares withheld for taxes	824,862	—	(66,863)	—	—	—	—	(66,863)
Shares issued under employee share purchase plan	159,133	—	15,554	—	—	—	—	15,554
Repurchase of ordinary shares	(1,301,500)	—	—	1,301,500	(169,685)	—	—	(169,685)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,874)	(3,874)
Net income	—	—	—	—	—	589,639	—	589,639
Balance as of September 30, 2026	140,840,521	$14	$1,113,747	1,301,500	$(169,685)	$2,200,037	$16,421	$3,160,534

	Nine Months Ended September 30, 2025
					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital			Total Shareholders’ Equity
	Ordinary shares			Retained Earnings
	Shares	Amount
Balance as of December 31, 2024	140,347,436	$14	$1,038,213	$909,024	$(11,279)	$1,935,972
Share-based compensation	—	—	31,598	—	—	31,598
Vesting of restricted share units, net of shares withheld for taxes	605,749	—	(50,384)	—	—	(50,384)
Shares issued under employee share purchase plan	193,416	—	14,824	—	—	14,824
Other comprehensive income, net of tax	—	—	—	—	30,125	30,125
Net income	—	—	—	446,162	—	446,162
Balance as of September 30, 2025	141,146,601	$14	$1,034,251	$1,355,186	$18,846	$2,408,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARKNINJA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$589,639	$446,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,376	100,690
Share-based compensation	119,552	31,598
Provision for credit losses	7,560	3,472
Provision for excess and obsolete inventory	2,168	7,795
Non-cash lease expense	16,877	15,105
Deferred income taxes, net	(4,414)	41,065
Other	3,402	3,632
Changes in operating assets and liabilities:
Accounts receivable(1)	(460,843)	(284,715)
Inventories	(436,160)	(238,888)
Prepaid expenses and other assets	(282,692)	(144,863)
Accounts payable(2)	266,118	37,870
Tax payable	16,361	7,393
Operating lease liabilities	(14,649)	(9,988)
Accrued expenses and other liabilities	165,092	30,748
Net cash provided by operating activities	107,387	47,076
Cash flows from investing activities:
Purchase of property and equipment	(124,629)	(84,938)
Purchase of intangible asset	(12,526)	(9,779)
Capitalized internal-use software development	—	(1,322)
Net cash used in investing activities	(137,155)	(96,039)
Cash flows from financing activities:
Repayment of debt	(30,375)	(30,375)
Payment of employee tax withholdings on vesting of equity awards	(66,863)	(50,384)
Proceeds from shares issued under employee share purchase plan	15,554	14,824
Repurchase of ordinary shares	(169,685)	—
Net cash used in financing activities	(251,369)	(65,935)
Effect of exchange rates changes on cash	(8,337)	15,045
Net decrease in cash and cash equivalents	(289,474)	(99,853)
Cash and cash equivalents at beginning of period	777,289	363,669
Cash and cash equivalents at end of period	$487,815	$263,816
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$7,635	$16,041
Unrealized gain on cash flow hedges	—	8,263

(1) Including changes in related party balances of $(10,879) and $(5,491) for the nine months ended September 30, 2026 and 2025, respectively.
(2) Including changes in related party balances of $9,965 and $(18,158) for the nine months ended September 30, 2026 and 2025, respectively.

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2026 and the Company’s condensed consolidated statements of income, comprehensive income, and shareholders’ equity for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results expected for the year ended December 31, 2026 or any future operating periods.

The Company has identified the significant accounting policies that are critical to understanding its business and results of operations. Other than the adoption of ASU 2025-05 described under “Adoption of New Accounting Pronouncements” below, there have been no significant changes during the nine months ended September 30, 2026 to the significant accounting policies disclosed in the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2025 within the Form 10-K filed on March 2, 2026.

Concentration of Credit Risks

The following table summarizes the Company’s customers that represented 10% or more of accounts receivable, net:

	As of
	September 30, 2026	December 31, 2025
Customer A	28.8%	22.0%
Customer B	11.0	*
Customer C	10.3	11.8
* Represents less than 10%

The following table summarizes the Company’s customers that represented 10% or more of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	23.4%	27.8%	22.7%	24.4%
Customer B	*	10.5	10.6	10.8
Customer C	10.6	*	10.6	10.7
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

Below is a rollforward of the Company’s allowance for credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Beginning balance	$3,650	$4,562	$3,863	$7,856
Provision for credit losses	6,987	90	7,560	3,472
Write-offs and other adjustments	(4,231)	(452)	(5,017)	(7,128)
Ending balance	$6,406	$4,200	$6,406	$4,200

Disaggregation of Net Sales

The following table summarizes net sales by region based on the billing address of customers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
	(in thousands, except percentages)
Domestic(1)	$1,313,706	66.5%	$1,100,713	67.5%	$3,371,594	65.4%	$2,934,254	68.3%
International(2)	662,721	33.5	529,527	32.5	1,783,115	34.6	1,363,500	31.7
Total net sales	$1,976,427	100.0%	$1,630,240	100.0%	$5,154,709	100.0%	$4,297,754	100.0%

(1) Domestic consists of net sales in the United States and Canada. Net sales from the United States represented 61.9% and 62.1% of total net sales for the three months ended September 30, 2026 and 2025, respectively; and 61.4% and 63.0% of total net sales for the nine months ended September 30, 2026 and 2025, respectively.
(2) International consists of net sales in markets outside the United States and Canada. Net sales from the United Kingdom represented 13.6% and 14.5% of total net sales for the three months ended September 30, 2026 and 2025, respectively; and 14.4% and 14.9% of total net sales for the nine months ended September 30, 2026 and 2025, respectively.

The following table presents net sales by brand:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
	(in thousands, except percentages)
Shark	$893,221	45.2%	$782,259	48.0%	$2,411,735	46.8%	$2,035,939	47.4%
Ninja	1,083,206	54.8	847,981	52.0	2,742,974	53.2	2,261,815	52.6
Total net sales	$1,976,427	100.0%	$1,630,240	100.0%	$5,154,709	100.0%	$4,297,754	100.0%

The following table presents net sales by product category:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

	(in thousands, except percentages)
Cleaning Appliances	$617,164	31.2%	$592,919	36.4%	$1,655,760	32.1%	$1,535,822	35.8%
Cooking and Beverage Appliances	597,737	30.2	437,439	26.8	1,511,360	29.3	1,149,094	26.7
Food Preparation Appliances	485,469	24.6	410,542	25.2	1,231,614	23.9	1,112,721	25.9
Beauty and Home Environment Appliances	276,057	14.0	189,340	11.6	755,975	14.7	500,117	11.6
Total net sales	$1,976,427	100.0%	$1,630,240	100.0%	$5,154,709	100.0%	$4,297,754	100.0%

Warranty Costs

Product warranty liabilities and changes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Beginning balance	$35,506	$32,167	$38,232	$26,955
Accruals for warranties issued	21,485	14,239	44,005	38,350
Settlements made	(16,277)	(10,728)	(41,523)	(29,627)
Ending balance	$40,714	$35,678	$40,714	$35,678

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company on or prior to the specified effective date. As of September 30, 2026, there are no new accounting pronouncements that the Company is considering adopting, other than those described below.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which clarifies hedge accounting guidance to better align financial reporting with an entity’s economic risk management activities and expands certain hedge accounting applications. The standard is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted and the amendments must be applied prospectively. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements, but does not expect it to have a material impact.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which requires clarified guidance on the form, content, and applicability of interim financial statements and notes in accordance with GAAP, incorporates a comprehensive list of required interim disclosures, and establishes a principle to disclose events occurring since the end of the last annual reporting period that materially affect the entity. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

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

The CODM uses gross profit as the primary measure to assess performance and allocate resources, and reviews operating results, including gross profit information, at both the consolidated level and by geographic operating segment. The CODM also reviews operating expenses and other performance information primarily on a consolidated basis, including comparisons of functional spend categories to forecast, to assess variances and trends. Transactions between operating segments are not material. The following table presents selected financial information with respect to the Company’s single reportable segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Net sales	$1,976,427	$1,630,240	$5,154,709	$4,297,754
Less:
Cost of sales	806,416	812,771	2,429,393	2,168,892
Advertising expenses and consumer insight initiatives	194,763	168,268	482,245	426,104
Personnel expenses(1)	184,240	136,861	505,514	417,836
Delivery and distribution expenses	132,715	104,365	364,473	293,373
Professional service expenses(2)	47,662	38,126	131,577	103,847
Merchant, processing, insurance, and other fees	31,187	17,733	77,881	58,119
Facilities and technology support costs	26,839	18,962	71,262	61,589
Depreciation and amortization expenses(3)	18,626	17,074	55,694	51,026
Prototypes and testing expenses	21,991	15,268	53,971	39,406
Transaction-related costs(4)	—	6,949	—	6,949
Other segment items(5)	69,129	30,972	195,935	94,129
Interest (income) expense, net	(3,072)	12,782	11,425	39,176
Other expense (income), net	4,699	6,116	22,832	(33,103)
Provision for income taxes	102,871	55,264	162,868	124,249
Segment net income	$338,361	$188,729	$589,639	$446,162
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$338,361	$188,729	$589,639	$446,162

(1)Excludes share-based compensation, a non-cash expense related to awards issued from the SharkNinja Equity Incentive Plan. These costs have been excluded from personnel expenses and reclassified to other segment items, as they are not presented to or reviewed by the CODM.

(2)Excludes litigation costs incurred and related settlements for certain patent infringement claims, false advertising claims against the Company, and product safety concerns, excludes costs incurred related to secondary offering transactions, transaction-related due diligence initiatives, and costs incurred related to the voluntary product recall. These costs have been excluded from professional service expenses and reclassified to other segment items or transaction-related costs, as they are not presented to or reviewed by the CODM.

(3)Excludes amortization of acquired intangible assets that the Company does not consider normal recurring operating expenses, as the intangible assets relate to JS Global’s acquisition of the Company’s business. These costs have been excluded from depreciation and amortization expenses and reclassified to other segment items, as they are not presented to or reviewed by the CODM.

(4)Represents certain costs incurred related to the secondary offering transactions and transaction-related due diligence initiatives.

(5)Other segment items include travel expenses, commissions, miscellaneous expenses and the expenses listed in footnotes (1) through (3) above.

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

4. Condensed Consolidated Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Sales and other tax receivable	$126,968	$60,522
Other receivables	53,859	52,394
Prepaid taxes	32,145	35,242
Prepaid expenses	35,682	9,391
Prepaid media	12,542	7,079
Tariff refund receivable	186,124	—
Prepaid expenses and other current assets	$447,320	$164,628

5. Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis:

	As of September 30, 2026
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Money market funds included in cash and cash equivalents	$10,698	$10,698	$—	$—
Total financial assets	$10,698	$10,698	$—	$—

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Money market funds included in cash and cash equivalents	$186,507	$186,507	$—	$—
Total financial assets	$186,507	$186,507	$—	$—

The Company classifies its money market funds within Level 1 because they are valued using quoted prices in active markets. See “Note 9 - Debt” for information regarding the fair value of the Company’s long-term debt.

6. Derivative Financial Instruments and Hedging

The Company previously entered into forward contracts that were designated as hedging instruments to manage exposure to foreign currency exchange risk associated with forecasted transactions. All forward contracts expired during the year ended December 31, 2025. Accordingly, the Company had no derivative instruments outstanding as of September 30, 2026 or December 31, 2025.

Effect of Forward Contracts on Accumulated Other Comprehensive Income

The following table represents the unrealized gains (losses) of forward contracts that were designated as hedging instruments, net of tax effects, that were recorded in accumulated other comprehensive income as of September 30, 2026 and 2025, and their effect on other comprehensive income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Beginning balance	$—	$(1,320)	$—	$(8,263)
Amount of net gains (losses) recorded in accumulated other comprehensive income	—	—	—	(850)
Amount of net gains (losses) reclassified from accumulated other comprehensive income to earnings	—	1,320	—	9,113
Ending balance	$—	$—	$—	$—

7. Intangible Assets, Net

Intangible assets consisted of the following as of September 30, 2026:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Customer relationships	$143,083	$(143,083)	$—	0.0
Patents	88,698	(42,702)	45,996	7.9
Developed technology	23,857	(13,078)	10,779	5.3
Total intangible assets subject to amortization	$255,638	$(198,863)	$56,775
Intangible assets not subject to amortization:
Trade name and trademarks	$388,093	$—	$388,093	Indefinite
Total intangible assets, net	$643,731	$(198,863)	$444,868

Intangible assets consisted of the following as of December 31, 2025:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Customer relationships	$143,083	$(131,159)	$11,924	0.8
Patents	77,326	(36,973)	40,353	7.5
Developed technology	23,070	(11,148)	11,922	6.0
Total intangible assets subject to amortization	$243,479	$(179,280)	$64,199
Intangible assets not subject to amortization:
Trade name and trademarks	$386,938	$—	$386,938	Indefinite
Total intangible assets, net	$630,417	$(179,280)	$451,137

Amortization expenses for intangible assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Research and development	$2,425	$2,124	$7,261	$6,362
Sales and marketing	3,974	3,975	11,923	11,924
Total amortization expenses	$6,399	$6,099	$19,184	$18,286

8. Operating Leases

During the nine months ended September 30, 2026, the Company entered into or modified the following lease transactions:

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

In June 2026, the Company commenced an 11-year operating lease for an office space located in Miami, Florida. The Company recognized an operating lease right-of-use asset and a corresponding operating lease liability of $10.7 million.

There were no new material operating leases commenced or material lease modifications during the three months ended September 30, 2026.

The supplemental cash flow information related to operating leases for the periods presented was as follows:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Cash payments for operating lease liabilities	$23,527	$17,804
Operating lease liabilities arising from obtaining operating lease right-of-use assets during the period	$76,927	$14,363

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

No amounts were outstanding on the 2023 Revolving Facility as of December 31, 2025 or September 30, 2026. As of September 30, 2026, $4.7 million of letters of credit were outstanding, resulting in an available balance of $495.3 million under the 2023 Revolving Facility.

The Company is required to meet certain financial covenants customary with this type of agreement, including, but not limited to, maintaining a maximum ratio of indebtedness and a minimum specified interest coverage ratio. As of September 30, 2026, the Company was in compliance with the covenants under the 2023 Credit Agreement.

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

Debt consisted of the following:

	As of
	September 30, 2026	December 31, 2025

	(in thousands)
2023 Term Loan with principal payments due quarterly; final balance due on maturity date of July 20, 2028	$708,750	$739,125
Less: deferred financing costs	(2,119)	(2,986)
Total debt, net of deferred financing costs	706,631	736,139
Less: debt, current	(39,344)	(39,344)
Debt, noncurrent	$667,287	$696,795

The Company recognizes and records interest expense related to its debt in interest income (expense), net, which totaled $11.0 million and $13.0 million for the three months ended September 30, 2026 and 2025, respectively, and $33.0 million and $40.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Fair Value of Debt

The carrying amount of the Company’s long-term debt under the 2023 Credit Agreement approximates fair value because the borrowings bear interest at variable rates indexed to SOFR that reset periodically and the applicable credit spread remains consistent with current market terms. The fair value measurement is categorized within Level 2 of the fair value hierarchy.

The carrying amount and estimated fair value of long-term debt were as follows:

	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Carrying amount	$708,750	$739,125
Fair value	$708,750	$739,125

10. Commitments and Contingencies

Non-Cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments, including marketing and endorsement agreements. Certain of these agreements extend over terms of up to five years, with payments required in varying installments over the term. As of September 30, 2026, the Company has remaining obligations associated with marketing and endorsement agreements with original terms greater than 12 months totaling $93.3 million, which are payable in a combination of cash and ordinary shares of SharkNinja, Inc., as follows:

Amount
(in thousands)
Years ending December 31,
Remainder of 2026	$3,369
2027	28,661
2028	25,348
2029	18,121
2030	17,807
Total	$93,306

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

Tariff Refund Claims

Following the U.S. Supreme Court’s February 2026 ruling that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized, the Company recognizes refunds of previously paid IEEPA duties, and related interest, when realized or realizable, which the Company has determined occurs upon acceptance of the refund claim by U.S. Customs and Border Protection (“CBP”). During the three and nine months ended September 30, 2026, CBP accepted tariff refund claims totaling $243.8 million, which the Company recognized as a reduction to cost of sales, and the Company recognized $10.5 million of related interest within interest income (expense), net. The Company also recorded $45.2 million in accrued expenses and other current liabilities, with a corresponding increase to cost of sales, for the portion of the 2025 tariff refunds payable to factory partners. As of September 30, 2026, $186.1 million of tariff refund claims and related interest was recorded within prepaid expenses and other current assets and was received in October 2026. Recoveries of duties paid under protective protests, and related interest, will be recognized when realized or realizable.

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

The 2023 Plan contains an evergreen provision whereby the shares available for future grants are increased on the first day of each calendar year from January 1, 2025 through and including January 1, 2033 in an amount equal to 0.6% of the total number of ordinary shares outstanding on December 31st of the preceding year. On January 1, 2026, additional ordinary shares in the amount of 846,948 were registered as a result of this evergreen provision. As of September 30, 2026, ordinary shares in the amount of 8,576,352 were available for future grant under the 2023 Plan. Shares or RSUs forfeited, and unexercised option lapses from the 2023 Plan are available for future grant under the 2023 Plan.

RSU activities for the nine months ended September 30, 2026 for RSUs granted under the 2023 Plan were as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2025	1,102,282	$43.90
Granted	2,699,599	$112.44
Vested	(1,338,084)	$52.68
Cancelled/Forfeited	(176,322)	$101.27
Unvested as of September 30, 2026	2,287,475	$115.23

RSUs granted for the nine months ended September 30, 2026 under the 2023 Plan were 2,699,599, of which 642,742 RSUs were granted with service-only conditions and 1,456,857 performance-based RSUs were granted with vesting conditions tied to the achievement of certain performance growth metrics that are established by the Compensation Committee, and 600,000 market-based RSUs were granted with conditions tied to the achievement of a certain level of market capitalization over a consecutive period of time.

Employee Share Purchase Plan

On July 28, 2023, the board of directors approved the 2023 Employee Share Purchase Plan (the “ESPP”). A maximum of 1% of the Company’s outstanding ordinary shares (or 1,389,828 shares) were made available for sale under the ESPP. The ESPP contains an evergreen provision whereby the shares available for sale will automatically increase on the first day of each calendar year from January 1, 2025 through and including January 1, 2033, in an amount equal to the lesser of (i) 0.15% of the total number of ordinary shares of the Company outstanding on December 31st of the preceding year; (ii) 300,000 shares; or (iii) such lesser number of shares as determined by the board at any time prior to the first day of a given calendar year. On January 1, 2026, additional ordinary shares in the amount of 211,737 were registered as a result of this evergreen provision. As of September 30, 2026, ordinary shares in the amount of 1,324,673 were available for future grant under the ESPP. The ESPP provides for six-month offering periods during which the Company will grant rights to purchase ordinary shares to eligible employees. The first offering period began in February 2024. There were 159,133 and 193,416 shares purchased under the ESPP during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, total unrecognized share-based compensation was $2.3 million, which is to be recognized over a weighted-average remaining period of 0.3 years.

Share-Based Compensation

The share-based compensation by line item in the accompanying condensed consolidated statements of income is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Research and development	$6,427	$2,995	$18,383	$7,771
Sales and marketing	12,142	3,445	31,410	10,617
General and administrative	23,460	2,680	69,759	13,210
Total share-based compensation	$42,029	$9,120	$119,552	$31,598

As of September 30, 2026, the Company had $178.2 million unrecognized share-based compensation cost related to RSUs granted under the 2023 Plan that will be recognized over a weighted-average period of 2.3 years. Of this unrecognized share-based compensation cost, $107.8 million and $12.7 million related to RSUs granted under the 2023 Plan with performance and market conditions, respectively.

For those RSUs with service conditions, performance conditions or a combination of both, the grant date fair value was measured based on the quoted price of our ordinary shares at the date of grant. The weighted-average grant date fair value of these awards for the nine months ended September 30, 2026 was $120.49 per share.

The Company estimated the fair value for the RSUs with a market condition using the Monte Carlo simulation model on the date of grant. Shares issued upon vesting are subject to a mandatory 12-month post-vesting lock-up period that may not be waived under any circumstance. A discount for lack of marketability was applied using the Finnerty (2012) average-strike put option model. The weighted-average grant date fair value of the RSUs with a market condition granted for the nine months ended September 30, 2026 was $84.24, using the following assumptions:

Share price at valuation date	$113.85
Expected volatility	46.18%
Risk-free interest rate	3.70%
Expected dividends	0%
Expected term (in years)	4.99
Discount for illiquidity	11.68%

The total grant-date fair value of RSUs vested during the nine months ended September 30, 2026 was $70.5 million.

Share Repurchase Program

During the nine months ended September 30, 2026, the Company repurchased 1,301,500 ordinary shares under its $750.0 million share repurchase program authorized by the Board of Directors on February 11, 2026 (the “Repurchase Program”) at an aggregate cost of $169.7 million at an average price of $130.38 per share. The Repurchase Program has no expiration date and may be modified, suspended for periods or discontinued at any time. The Company is not obligated to repurchase any specific number of shares or dollar amount under the Repurchase Program. As of September 30, 2026, $580.3 million remained available for future repurchases under the Repurchase Program. Repurchased shares are recorded as treasury shares at cost on the condensed consolidated balance sheets.

12. Income Taxes

The Company recorded a provision for income taxes of $102.9 million and $55.3 million for the three months ended September 30, 2026 and 2025, respectively, and $162.9 million and $124.2 million for the nine months ended September 30, 2026 and 2025, respectively. The Company’s effective tax rate (“ETR”) was 23.3% and 22.6% for the three months ended September 30, 2026 and 2025, respectively, and 21.6% and 21.8% for the nine months ended September 30, 2026 and 2025, respectively. The year-over-year increase in the ETR for the three months ended September 30, 2026 was primarily driven by changes in the geographic mix of earnings and applicable tax rates. The year-over-year decrease in the ETR for the nine months ended September 30, 2026 was primarily driven by a tax benefit recognized during the second quarter in connection with the Company’s purchase of transferable income tax credits, as well as changes in the geographic mix of earnings and applicable tax rates.

13. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except share and per share data)
Numerator:
Net income	$338,361	$188,729	$589,639	$446,162
Denominator:
Weighted-average shares used in computing net income per share, basic	140,955,550	141,112,020	141,244,000	140,927,916
Dilutive effect of RSUs	565,942	1,006,980	550,125	1,144,765
Weighted-average shares used in computing net income per share, diluted	141,521,492	142,119,000	141,794,125	142,072,681
Net income per share, basic	$2.40	$1.34	$4.17	$3.17
Net income per share, diluted	$2.39	$1.33	$4.16	$3.14

Potential ordinary shares of certain performance-based and market-based RSUs of 1,255,773 and 1,425,594 for the three and nine months ended September 30, 2026, respectively, were excluded from the computation of diluted earnings per share because the applicable performance or market conditions had not been satisfied as of the end of the reporting period.

14. Related Party Transactions

Transactions with JS Global

As outlined in “Note 1 - Organization and Description of Business,” JS Global and its subsidiaries are related parties of the Company because the Chairman of the Company’s board of directors is a significant shareholder of the Company and controls JS Global. The Company’s arrangements with JS Global entities are described below.

Supplier Agreements

The Company purchases certain finished goods directly from a subsidiary of JS Global. Prior to July 31, 2025, the Company also relied on a JS Global purchasing office entity to source finished goods on the Company’s behalf and to provide certain procurement and quality control services. Finished goods purchased by the Company from JS Global entities amounted to $16.0 million and $25.9 million for the three months ended September 30, 2026 and 2025, respectively, and $46.8 million and $74.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Sourcing Services Agreement

In connection with the separation, the Company entered into a sourcing services agreement with JS Global under which JS Global provided coordination, process management and relationship management support with respect to certain suppliers in the Asia-Pacific region (“APAC”). The Company paid JS Global a service fee based on the aggregate amount of products procured from suppliers managed by JS Global under the agreement. The agreement terminated on July 31, 2025. Fees incurred under this agreement were $1.1 million and $5.9 million for the three and nine months ended September 30, 2025, respectively, and were capitalized into inventory and recognized in cost of sales as the related inventory was sold.

Brand License Agreement

In connection with the separation, the Company entered into a brand license agreement with JS Global, in which the Company granted to JS Global the non-exclusive rights to obtain, produce and source, and the exclusive rights to distribute and sell, the Company’s brands of products in certain international markets in APAC. The brand license agreement has a term of 20 years from the date of the separation. Under this agreement, JS Global pays to the Company a royalty of 3% of net sales of licensed products. The Company earned royalty income of $4.5 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively, and $11.0 million and $11.0 million for the nine months ended September 30, 2026 and 2025, respectively, which was included in net sales.

Product Development Agreements

In connection with the separation, the Company entered into an agreement with JS Global to provide certain research and development, and related product management, services to JS Global entities related to the distribution of products in APAC. Under this agreement and subsequent amendments, the Company earned product development service fees of $2.9 million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively, and $8.6 million and $4.9 million for the nine months ended September 30, 2026 and 2025, respectively, which were recorded as a reduction of research and development expenses.

Transition Services Agreement

In connection with the separation, the Company entered into a transition services agreement with JS Global under which the Company provided transition services to JS Global, in order to facilitate the transition of the separated JS Global business. The agreement terminated on July 31, 2025. Service fees under this agreement were $0.3 million and $1.7 million for the three and nine months ended September 30, 2025, respectively, and were recorded as a reduction of general and administrative expenses.

The following is a summary of the related party transactions and balances associated with JS Global:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Related party revenue
Royalty income	$4,502	$2,349	$11,025	$10,951
Related party expense (income)
Cost of sales - purchases of goods and services, net	$15,979	$26,966	$46,842	$80,369
Research and development services, net	(2,853)	(1,660)	(8,558)	(4,904)
General and administrative	—	(250)	—	(1,737)

	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Related party assets
Accounts receivable, net	$28,453	$17,574
Related party liabilities
Accounts payable	$24,080	$14,115

Amounts due from and to JS Global entities are unsecured, non-interest bearing, and settled in cash in the ordinary course of business.

15. Subsequent Events

Subsequent to September 30, 2026, the Company submitted additional refund claims of approximately $35.8 million for IEEPA duties previously paid through Phase 3 of CBP’s refund process, which CBP accepted in October 2026. As a result, the Company expects to recognize a benefit of approximately $35.8 million as a reduction of cost of sales, and related interest of approximately $3.3 million in the fourth quarter of 2026. The timing of cash receipt remains subject to CBP processing.

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

Overview

SharkNinja is a global product design and technology company that creates innovative 5-star rated lifestyle solutions for consumers around the world. We have built two billion-dollar+ brands that drive strong growth and innovation across the 41 sub-categories in which we compete today. We have a proven track record of entering and establishing leadership positions by disrupting the market across household product categories, including Cleaning, Cooking and Beverage, Food Preparation, and Beauty and Home Environment Appliances. The Company has identified two operating segments, Domestic and International, based on geographic sales regions for which discrete financial information is available. Domestic consists of the United States and Canada, and International consists of markets outside the United States and Canada. The Company has determined that these two operating segments meet the aggregation criteria in ASC 280-10-50-11 and therefore are aggregated into one reportable segment. See “Note 3 - Segment Reporting” to our unaudited condensed consolidated financial statements found within Part I, Item 1 in this Quarterly Report on Form 10-Q for additional information.

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

The tariff environment has been and continues to be highly dynamic. On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the IEEPA does not authorize the President to impose tariffs. Following the decision, the President terminated the additional duties previously imposed under IEEPA and, effective February 24, 2026, imposed a 10% global import surcharge on most imported goods under Section 122 of the Trade Act of 1974. The Section 122 surcharge was temporary and, by statute, expired on July 24, 2026, without a congressional extension. Effective July 24, 2026, the administration imposed successor tariffs under Section 301 of the Trade Act of 1974 on imports from approximately 60 trading partners, at rates generally ranging from 10% to 12.5%, including an additional 12.5% on covered imports from China; the scope, rates, and duration of these actions may change. Additionally, the successor Section 301 tariffs, and amounts previously collected under the Section 122 surcharge, are subject to pending legal challenges. Tariffs previously imposed under Section 301 and Section 232, including on goods imported from China, remain in effect and are unaffected by the Supreme Court’s ruling.

We continue to monitor developments related to the refund of IEEPA duties previously paid. On March 4, 2026, the U.S. Court of International Trade ordered CBP to refund IEEPA duties collected, and CBP has established administrative processes to facilitate refund claims; aspects of the refund order remain subject to a pending government appeal before the U.S. Court of Appeals for the Federal Circuit. During the third quarter of 2026, CBP accepted tariff refund claims totaling approximately $243.8 million. As of September 30, 2026, approximately $186.1 million of tariff refund claims and related interest was recorded as a receivable within prepaid expenses and other current assets and was subsequently received in October 2026. Approximately $68.2 million had been received during the quarter and recorded as cash in the Condensed Consolidated Balance Sheets.

In the Condensed Consolidated Statements of Income, $243.8 million related to the tariff refund claims was recorded as a reduction to cost of sales, and $10.5 million of related interest was recorded in interest income (expense), net. In addition, $45.2 million was recorded in accrued expenses and other current liabilities, with a corresponding increase in cost of sales, for the portion of the 2025 tariff refunds payable to factory partners. This resulted in a net benefit to cost of sales of $198.6 million and interest income of $10.5 million for the three and nine months ended September 30, 2026. Additional duties paid under protective protests have not yet been resolved; any related recoveries, and related interest, will be recognized when the related contingencies are resolved. See “Note 10 - Commitments and Contingencies.”

Subsequent to September 30, 2026, we submitted additional refund claims of approximately $35.8 million for IEEPA duties previously paid through Phase 3 of CBP’s refund process, which CBP accepted in October 2026. As a result, the Company expects to recognize a benefit of approximately $35.8 million as a reduction of cost of sales, and related interest of approximately $3.3 million in the fourth quarter of 2026. The timing of cash receipt remains subject to CBP processing. See “Note 15 - Subsequent Events.”

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

Key Components of Results of Operations

Net Sales

We offer a broad range of products that span 41 sub-categories primarily within small household appliances. We generate net sales from product sales to retailers, both brick-and-mortar and online, as well as through DTC sales and distributors. Our DTC channels include our websites and social commerce platforms. We recognize sales upon transfer of control of products to retailers, consumers and distributors, net of returns, discounts and allowances and funding provided to retailers for promotions and advertising of our products. Control is generally transferred upon shipment or delivery of the products, depending on shipping terms. Net sales are impacted by the effect of foreign exchange rates, competition, consumer spending habits and general economic conditions.

We disaggregate the net sales of our products across four categories:

•Cleaning Appliances, which includes corded and cordless vacuums, including handheld and robotic vacuums, as well as other floorcare products including steam mops, wet/dry cleaning floor products and carpet extraction;

•Cooking and Beverage Appliances, which includes air fryers, multi-cookers, outdoor and countertop grills and ovens, propane grills, fire pits, coffee systems, carbonation, cookware, cutlery, kettles, toasters, bakeware, microwaves and water filtration systems;

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

We calculate gross margin as gross profit divided by net sales. Gross margin is generally impacted by changes in channel mix since our DTC sales usually generate a higher gross margin than sales to retailers and distributors. Additionally, gross margin is impacted by product category mix, foreign currency fluctuations, changes in tariff policies, refund claims for tariffs previously paid, net of amounts payable to factory partners, fluctuations in inbound freight costs and fluctuations in commodity and component costs.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Advertising expenses are a significant component of our operating expenses and consist of digital advertising, social media and other advertising. Personnel-related expenses are also a significant component of operating expenses and consist of salaries and bonuses, share-based compensation and employee benefit costs. Our operating expenses also include allocated overhead. Overhead costs that are not substantially dedicated for use by a specific functional group are allocated based on headcount. Allocated overhead costs include shared costs associated with facilities, including rent and utilities and depreciation of property and equipment. We expect our operating expenses to increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth, including expanding research and development capabilities and greater marketing activities.

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

Interest Income (Expense), Net

Interest income (expense), net primarily consists of interest expense on our borrowings, including our term loan facility, offset by interest earned on our cash and cash equivalents and interest related to IEEPA tariff refund claims. See “Indebtedness” under “Liquidity and Capital Resources” below.

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

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in the United States and other foreign jurisdictions in which we conduct our business.

Results of Operations

The following table sets forth our selected condensed consolidated statements of income information for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net sales	$1,976,427	$1,630,240	$5,154,709	$4,297,754
Cost of sales	806,416	812,771	2,429,393	2,168,892
Gross profit	1,170,011	817,469	2,725,316	2,128,862
Operating expenses:
Research and development(1)	117,920	92,826	326,137	269,838
Sales and marketing(1)	460,733	365,919	1,217,581	999,376
General and administrative(1)	148,499	95,833	394,834	283,164
Total operating expenses	727,152	554,578	1,938,552	1,552,378
Operating income	442,859	262,891	786,764	576,484
Interest income (expense), net	3,072	(12,782)	(11,425)	(39,176)
Other (expense) income, net	(4,699)	(6,116)	(22,832)	33,103
Income before income taxes	441,232	243,993	752,507	570,411
Provision for income taxes	102,871	55,264	162,868	124,249
Net income	$338,361	$188,729	$589,639	$446,162

(1) Includes share-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Research and development	$6,427	$2,995	$18,383	$7,771
Sales and marketing	12,142	3,445	31,410	10,617
General and administrative	23,460	2,680	69,759	13,210
Total share-based compensation	$42,029	$9,120	$119,552	$31,598

The following table sets forth our selected condensed consolidated statements of income information as a percentage of our total net sales for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in percentages)	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.8	49.9	47.1	50.5
Gross profit	59.2	50.1	52.9	49.5
Operating expenses:
Research and development	6.0	5.7	6.3	6.3
Sales and marketing	23.3	22.4	23.6	23.3
General and administrative	7.5	5.9	7.7	6.6
Total operating expenses	36.8	34.0	37.6	36.2
Operating income	22.4	16.1	15.3	13.3
Interest income (expense), net	0.2	(0.8)	(0.2)	(0.9)
Other (expense) income, net	(0.3)	(0.3)	(0.5)	0.9
Income before income taxes	22.3	15.0	14.6	13.3
Provision for income taxes	5.2	3.4	3.2	2.9
Net income	17.1%	11.6%	11.4%	10.4%

Comparison of the Three Months Ended September 30, 2026 and 2025

Net Sales

	Three Months Ended September 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Net sales	$1,976,427	$1,630,240	$346,187	21.2%

Our net sales increased by $346.2 million, or 21.2%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in net sales resulted from growth in Cooking and Beverage Appliances, Beauty and Home Environment Appliances, Food Preparation Appliances and Cleaning Appliances.

Net sales in our product categories were as follows:

	Three Months Ended September 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Cleaning Appliances	$617,164	$592,919	$24,245	4.1%
Cooking and Beverage Appliances	597,737	437,439	160,298	36.6
Food Preparation Appliances	485,469	410,542	74,927	18.3
Beauty and Home Environment Appliances	276,057	189,340	86,717	45.8
Total net sales	$1,976,427	$1,630,240	$346,187	21.2%

•Cleaning Appliances net sales increased by $24.2 million, or 4.1%, to $617.2 million in the three months ended September 30, 2026, compared to $592.9 million for the three months ended September 30, 2025. This increase was driven by the corded and cordless vacuums sub-categories.

•Cooking and Beverage Appliances net sales increased by $160.3 million, or 36.6%, to $597.7 million in the three months ended September 30, 2026, compared to $437.4 million for the three months ended September 30, 2025. This increase was driven by sales of the Ninja Luxe Café espresso machine and the strength of the Ninja Crispi.

•Food Preparation Appliances net sales increased by $74.9 million, or 18.3%, to $485.5 million in the three months ended September 30, 2026, compared to $410.5 million for the three months ended September 30, 2025. This increase was driven by strong growth in the blending sub-category.

•Beauty and Home Environment Appliances net sales increased by $86.7 million, or 45.8%, to $276.1 million in the three months ended September 30, 2026, compared to $189.3 million for the three months ended September 30, 2025. This increase was driven by continued strength of the skincare, air purifiers, and fan product portfolios.

Geographically, Domestic net sales increased by $213.0 million, or 19.4%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was driven by growth within existing categories and the success of new product categories. International net sales increased by $133.2 million, or 25.2%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was driven by continued growth in core categories across international markets, including markets where we are expanding our presence.

Gross Profit and Gross Margin

	Three Months Ended September 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Gross profit	$1,170,011	$817,469	$352,542	43.1%
Gross margin	59.2%	50.1%

Our gross profit increased by $352.5 million, or 43.1%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Our gross margin increased by 910 basis points for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in gross margin was primarily driven by the recognition of $243.8 million in benefits related to refund claims for duties previously paid under IEEPA, less $45.2 million payable to factory partners, as well as cost optimization efforts and favorable shifts in categories and channels, partially offset by unfavorable foreign currency and increased retailer activations.

Operating Expenses

	Three Months Ended September 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Research and development	$117,920	$92,826	$25,094	27.0%
Percentage of net sales	6.0%	5.7%
Sales and marketing	$460,733	$365,919	$94,814	25.9%
Percentage of net sales	23.3%	22.4%
General and administrative	$148,499	$95,833	$52,666	55.0%
Percentage of net sales	7.5%	5.9%
Total operating expenses	$727,152	$554,578	$172,574	31.1%
Percentage of net sales	36.8%	34.0%

Research and Development

Research and development expenses increased by $25.1 million, or 27.0%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was primarily driven by an increase of $16.6 million in personnel-related expenses reflecting increased headcount to support new product categories and new market expansion, and an increase of $6.8 million in prototypes and testing costs.

Sales and Marketing

Sales and marketing expenses increased by $94.8 million, or 25.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was primarily attributable to increases of $31.4 million in personnel-related expenses to support new product launches and expansion into new markets, $28.3 million in delivery and distribution costs, driven by higher volumes, changes in product mix and higher fuel costs, $25.3 million in advertising-related expenses, and $2.0 million in product sample costs to support marketing and social commerce initiatives.

General and Administrative

General and administrative expenses increased by $52.7 million, or 55.0%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was driven by an increase of $32.3 million in personnel-related expenses, primarily due to a $20.8 million increase in share-based compensation, as well as an increase of $6.9 million in bad debt expense, and an increase of $4.8 million in technology costs associated with cloud computing solutions.

Interest Income (Expense), Net

	Three Months Ended September 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Interest income (expense), net	$3,072	$(12,782)	$15,854	(124.0)%
Percentage of net sales	0.2%	(0.8)%

Interest income (expense), net changed by $15.9 million, or 124.0%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This change was primarily due to a $13.1 million increase in interest income, driven by $10.5 million in interest related to IEEPA tariff refund claims and higher interest income on cash and cash equivalents due to higher average balances and changes in interest rates. Interest expense on our term loan decreased by $1.7 million, driven by principal payments made throughout the year.

Other (Expense) Income, Net

	Three Months Ended September 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Other (expense) income, net	$(4,699)	$(6,116)	$1,417	(23.2)%
Percentage of net sales	(0.3)%	(0.3)%

Other (expense) income, net changed by $1.4 million, or 23.2%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Provision for Income Taxes

	Three Months Ended September 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Provision for income taxes	$102,871	$55,264	$47,607	86.1%
Percentage of income before income taxes	23.3%	22.6%

Provision for income taxes increased by $47.6 million, or 86.1%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Our effective tax rate (“ETR”) was 23.3% and 22.6% of our income before income taxes for the three months ended September 30, 2026 and 2025, respectively. This increase in the ETR was primarily driven by changes in the geographic mix of earnings and applicable tax rates.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Net Sales

	Nine Months Ended September 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Net sales	$5,154,709	$4,297,754	$856,955	19.9%

Our net sales increased by $857.0 million, or 19.9%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in net sales resulted from growth in each of our four major product categories of Cooking and Beverage Appliances, Beauty and Home Environment Appliances, Cleaning Appliances and Food Preparation Appliances.

Net sales in our product categories were as follows:

	Nine Months Ended September 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Cleaning Appliances	$1,655,760	$1,535,822	$119,938	7.8%
Cooking and Beverage Appliances	1,511,360	1,149,094	362,266	31.5
Food Preparation Appliances	1,231,614	1,112,721	118,893	10.7
Beauty and Home Environment Appliances	755,975	500,117	255,858	51.2
Total net sales	$5,154,709	$4,297,754	$856,955	19.9%

•Cleaning Appliances net sales increased by $119.9 million, or 7.8%, to $1,655.8 million in the nine months ended September 30, 2026, compared to $1,535.8 million for the nine months ended September 30, 2025. This increase was driven by the carpet extractor and corded and cordless vacuums sub-categories.

•Cooking and Beverage Appliances net sales increased by $362.3 million, or 31.5%, to $1,511.4 million in the nine months ended September 30, 2026, compared to $1,149.1 million for the nine months ended September 30, 2025. This increase was driven by sales of the Ninja Luxe Café espresso machine and the strength of Ninja Crispi.

•Food Preparation Appliances net sales increased by $118.9 million, or 10.7%, to $1,231.6 million in the nine months ended September 30, 2026, compared to $1,112.7 million for the nine months ended September 30, 2025. This increase was driven by strong growth in the blending sub-category, partially offset by declines in our frozen drinks sub-category.

•Beauty and Home Environment Appliances net sales increased by $255.9 million, or 51.2%, to $756.0 million in the nine months ended September 30, 2026, compared to $500.1 million for the nine months ended September 30, 2025. This increase was driven by continued strength of the skincare and fan product portfolios.

Geographically, Domestic net sales increased by $437.3 million, or 14.9%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was driven by growth within existing categories and the success of new product categories. International net sales increased by $419.6 million, or 30.8%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was driven by continued growth in core categories across international markets, including markets where we are expanding our presence.

Gross Profit and Gross Margin

	Nine Months Ended September 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Gross profit	$2,725,316	$2,128,862	$596,454	28.0%
Gross margin	52.9%	49.5%

Our gross profit increased by $596.5 million, or 28.0%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Our gross margin increased by 340 basis points for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in gross margin was primarily driven by the recognition of $243.8 million in benefits related to refund claims for duties previously paid under IEEPA, less $45.2 million payable to factory partners, as well as cost optimization efforts, favorable shifts in categories and channels, and a decline in the amounts owed under a contractual sourcing service fee paid to JS Global for supply chain services, which ended July 31, 2025. These benefits were partially offset by increased costs related to tariffs in the U.S. market, primarily in the first half of the year, unfavorable foreign currency, and increased retailer activations.

Operating Expenses

	Nine Months Ended September 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Research and development	$326,137	$269,838	$56,299	20.9%
Percentage of net sales	6.3%	6.3%
Sales and marketing	$1,217,581	$999,376	$218,205	21.8%
Percentage of net sales	23.6%	23.3%
General and administrative	$394,834	$283,164	$111,670	39.4%
Percentage of net sales	7.7%	6.6%
Total operating expenses	$1,938,552	$1,552,378	$386,174	24.9%
Percentage of net sales	37.6%	36.2%

Research and Development

Research and development expenses increased by $56.3 million, or 20.9%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was primarily driven by incremental personnel-related expenses of $32.0 million reflecting increased headcount to support new product categories and new market expansion, an increase of $14.7 million in prototypes and testing costs, and an increase of $3.8 million in technology costs associated with cloud computing solutions.

Sales and Marketing

Sales and marketing expenses increased by $218.2 million, or 21.8%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was primarily attributable to increases of $71.1 million in delivery and distribution costs, driven by higher volumes, changes in product mix and higher fuel costs, $60.2 million in personnel-related expenses to support new product launches and expansion into new markets, $54.2 million in advertising-related expenses, $12.0 million in credit card processing and merchant fees, $6.1 million in product sample costs to support marketing and social commerce initiatives, and $4.7 million in travel-related expenses.

General and Administrative

General and administrative expenses increased by $111.7 million, or 39.4%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was driven by an increase of $83.4 million in personnel-related expenses, primarily due to a $56.5 million increase in share-based compensation, as well as an increase of $4.9 million in professional and consulting fees, $4.9 million in legal fees and $4.4 million in bad debt expense.

Interest Income (Expense), Net

	Nine Months Ended September 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Interest (expense), net	$(11,425)	$(39,176)	$27,751	(70.8)%
Percentage of net sales	(0.2)%	(0.9)%

Interest (expense), net changed by $27.8 million, or 70.8%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This change was primarily due to an $18.1 million increase in interest income, driven by $10.5 million in interest related to IEEPA tariff refund claims and higher interest income on cash and cash equivalents due to higher average balances and changes in interest rates. Interest expense on our term loan decreased by $5.3 million, driven by principal payments made throughout the year. Interest expense on our revolving credit facility decreased by $2.2 million, primarily due to no outstanding borrowings for the nine months ended September 30, 2026.

Other (Expense) Income, Net

	Nine Months Ended September 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Other (expense) income, net	$(22,832)	$33,103	$(55,935)	(169.0)%
Percentage of net sales	(0.5)%	0.9%

Other (expense) income, net changed by $55.9 million, or 169.0%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The change was primarily attributable to unrealized foreign currency losses resulting from the remeasurement of U.S. Dollar-denominated intercompany balances, driven by the movement in the British Pound exchange rate during the period.

Provision for Income Taxes

	Nine Months Ended September 30,
($ in thousands, except %)	2026	2025	$ Change	% Change
Provision for income taxes	$162,868	$124,249	$38,619	31.1%
Percentage of income before income taxes	21.6%	21.8%

Provision for income taxes increased by $38.6 million, or 31.1%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Our ETR was 21.6% and 21.8% of our income before income taxes for the nine months ended September 30, 2026 and 2025, respectively. This decrease in the ETR was primarily driven by a tax benefit recognized during the second quarter in connection with the Company’s purchase of transferable income tax credits, as well as changes in the geographic mix of earnings and applicable tax rates.

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

We define Adjusted Gross Profit as gross profit as adjusted to exclude (i) certain items that we do not consider indicative of our ongoing operating performance following the separation, including the cost of sales from the Product Procurement Adjustment, (ii) the impact of a voluntary product recall, (iii) 2025 IEEPA tariff refund claims, and (iv) 2025 tariff refunds payable to factory partners. We define Adjusted Gross Margin as Adjusted Gross Profit divided by net sales. We believe that Adjusted Gross Profit and Adjusted Gross Margin are appropriate measures of our operating performance because each eliminates certain other adjustments that do not relate to the ongoing performance of our business.

The following table reconciles Adjusted Gross Profit and Adjusted Gross Margin to the most comparable GAAP measure, gross profit and gross margin, respectively, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except %)	2026	2025	2026	2025
Net sales	$1,976,427	$1,630,240	$5,154,709	$4,297,754
Cost of sales	(806,416)	(812,771)	(2,429,393)	(2,168,892)
Gross profit	1,170,011	817,469	2,725,316	2,128,862
Gross margin	59.2%	50.1%	52.9%	49.5%
Product Procurement Adjustment(1)	—	2,656	—	14,476
Product recall(2)	—	9	579	4,541
2025 IEEPA tariff refund claims(3)	(109,574)	—	(109,574)	—
2025 tariff refunds payable to factory partners(3)	45,243	—	45,243	—
Adjusted Gross Profit	$1,105,680	$820,134	$2,661,564	$2,147,879
Adjusted Gross Margin	55.9%	50.3%	51.6%	50.0%

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

(2)Adjusted for gross profit impact from a voluntary product recall that was recognized during the nine months ended September 30, 2026 and the three and nine months ended September 30, 2025.

(3)Represents refund claims for IEEPA duties expensed in 2025 and related amounts payable to factory partners. We allocated the refunds based on the period in which the underlying duties were expensed. We exclude the net benefit because it relates to a prior year and is not indicative of our ongoing operating performance. Refunds attributable to duties expensed in 2026 remain included in Adjusted Gross Profit.

We define Adjusted Operating Income as operating income excluding (i) share-based compensation, (ii) certain litigation costs, (iii) amortization of certain acquired intangible assets, (iv) certain transaction-related costs, (v) certain items that we do not consider indicative of our ongoing operating performance following the separation, including cost of sales from our Product Procurement Adjustment, (vi) the impact of a voluntary product recall, (vii) 2025 IEEPA tariff refund claims, and (viii) 2025 tariff refunds payable to factory partners.

The following table reconciles Adjusted Operating Income to the most comparable GAAP measure, operating income, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Operating income	$442,859	$262,891	$786,764	$576,484
Share-based compensation(1)	42,029	9,120	119,552	31,598
Litigation costs(2)	—	—	—	827
Amortization of acquired intangible assets(3)	4,896	4,896	14,690	14,690
Transaction-related costs(4)	—	6,949	—	6,949
Product Procurement Adjustment(5)	—	2,656	—	14,476
Product recall(6)	—	2,531	1,122	10,612
2025 IEEPA tariff refund claims(7)	(109,574)	—	(109,574)	—
2025 tariff refunds payable to factory partners(7)	45,243	—	45,243	—
Adjusted Operating Income	$425,453	$289,043	$857,797	$655,636

(1)Represents non-cash expense related to awards issued from the SharkNinja Equity Incentive Plan.

(2)Represents litigation costs incurred and related settlements for certain patent infringement claims, false advertising claims, and any related settlement costs and recoveries, which were recorded in general and administrative expenses.

(3)Represents amortization of acquired intangible assets that we do not consider normal recurring operating expenses, as the intangible assets relate to JS Global’s acquisition of our business. We exclude amortization charges for these acquisition-related intangible assets for purposes of calculating Adjusted Operating Income, although revenue is generated, in part, by these intangible assets, to eliminate the impact of these non-cash charges that are significantly impacted by the timing and valuation of JS Global’s acquisition of our business, as well as the inherent subjective nature of purchase price allocations. Of the amortization of acquired intangible assets, $0.9 million for the three months ended September 30, 2026 and 2025, and $2.8 million for the nine months ended September 30, 2026 and 2025, was recorded to research and development expenses, and $4.0 million for the three months ended September 30, 2026 and 2025, and $11.9 million for the nine months ended September 30, 2026 and 2025, was recorded to sales and marketing expenses.

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

(6)Adjusted for operating income impact from a voluntary product recall that was recognized during the nine months ended September 30, 2026 and the three and nine months ended September 30, 2025.

(7)Represents refund claims for IEEPA duties expensed in 2025 and related amounts payable to factory partners. We allocated the refunds based on the period in which the underlying duties were expensed. We exclude the net benefit because it relates to a prior year and is not indicative of our ongoing operating performance. Refunds attributable to duties expensed in 2026 remain included in Adjusted Operating Income.

We define Adjusted Net Income as net income excluding (i) share-based compensation, (ii) certain litigation costs, (iii) foreign currency gains and losses, net, (iv) amortization of certain acquired intangible assets, (v) certain transaction-related costs, (vi) certain items that we do not consider indicative of our ongoing operating performance following the separation, including cost of sales from our Product Procurement Adjustment, (vii) the impact of a voluntary product recall, (viii) 2025 IEEPA tariff refund claims, (ix) 2025 tariff refunds payable to factory partners, (x) interest income on 2025 IEEPA tariff refund claims, and (xi) the tax impact of the adjusted items.

Adjusted Net Income Per Share is defined as Adjusted Net Income divided by the diluted weighted average number of ordinary shares.

The following table reconciles Adjusted Net Income and Adjusted Net Income Per Share to the most comparable GAAP measures, net income and net income per share, diluted, respectively, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2026	2025	2026	2025
Net income	$338,361	$188,729	$589,639	$446,162
Share-based compensation(1)	42,029	9,120	119,552	31,598
Litigation costs(2)	—	—	—	827
Foreign currency losses (gains), net(3)	4,548	4,830	21,937	(34,483)
Amortization of acquired intangible assets(4)	4,896	4,896	14,690	14,690
Transaction-related costs(5)	—	6,949	—	6,949
Product Procurement Adjustment(6)	—	2,656	—	14,476
Product recall(7)	—	2,531	1,122	10,612
2025 IEEPA tariff refund claims(8)	(109,574)	—	(109,574)	—
2025 tariff refunds payable to factory partners(8)	45,243	—	45,243	—
Interest income on 2025 IEEPA tariff refund claims(8)	(5,687)	—	(5,687)	—
Tax impact of adjusting items(9)	11,126	(6,295)	(12,933)	(15,796)
Adjusted Net Income	$330,942	$213,416	$663,989	$475,035
Net income per share, diluted	$2.39	$1.33	$4.16	$3.14
Adjusted Net Income Per Share	$2.34	$1.50	$4.68	$3.34
Diluted weighted-average number of shares used in computing net income per share and Adjusted Net Income Per Share	141,521,492	142,119,000	141,794,125	142,072,681

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

(4)Represents amortization of acquired intangible assets that we do not consider normal recurring operating expenses, as the intangible assets relate to JS Global’s acquisition of our business. We exclude amortization charges for these acquisition-related intangible assets for purposes of calculating Adjusted Operating Income, although revenue is generated, in part, by these intangible assets, to eliminate the impact of these non-cash charges that are significantly impacted by the timing and valuation of JS Global’s acquisition of our business, as well as the inherent subjective nature of purchase price allocations. Of the amortization of acquired intangible assets, $0.9 million for the three months ended September 30, 2026 and 2025, and $2.8 million for the nine months ended September 30, 2026 and 2025, was recorded to research and development expenses, and $4.0 million for the three months ended September 30, 2026 and 2025, and $11.9 million for the nine months ended September 30, 2026 and 2025, was recorded to sales and marketing expenses.

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

(7)Adjusted for net income impact from a voluntary product recall that was recognized during the nine months ended September 30, 2026 and the three and nine months ended September 30, 2025.

(8)Represents refund claims for IEEPA duties expensed in 2025, related amounts payable to factory partners and related interest income. We allocated the refunds based on the period in which the underlying duties were expensed. We exclude the net benefit because it relates to a prior year and is not indicative of our ongoing operating performance. Refunds attributable to duties expensed in 2026 and related interest income remain included in Adjusted Net Income.

(9)Represents the income tax effects of the adjustments included in the reconciliation of net income to Adjusted Net Income determined using the tax rate of 22.9% for the three and nine months ended September 30, 2026 and 23.0% for the three and nine months ended September 30, 2025, respectively, which approximates our ETR, excluding certain share-based compensation costs and separation and distribution-related costs that are not tax deductible.

We define EBITDA as net income excluding: (i) interest income (expense), net, (ii) provision for income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding (i) share-based compensation cost, (ii) certain litigation costs, (iii) foreign currency gains and losses, net, (iv) certain transaction-related costs, (v) certain items that we do not consider indicative of our ongoing operating performance following the separation, including cost of sales from our Product Procurement Adjustment, (vi) the impact of a voluntary product recall, (vii) 2025 IEEPA tariff refund claims, and (viii) 2025 tariff refunds payable to factory partners. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales. We believe EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are appropriate measures because they facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results according to GAAP, we believe provide a more complete understanding of the factors and trends affecting our business than GAAP measures alone.

The following table reconciles EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin to the most comparable GAAP measure, net income, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except %)	2026	2025	2026	2025
Net income	$338,361	$188,729	$589,639	$446,162
Interest (income) expense, net	(3,072)	12,782	11,425	39,176
Provision for income taxes	102,871	55,264	162,868	124,249
Depreciation and amortization	40,937	33,673	119,376	100,690
EBITDA	479,097	290,448	883,308	710,277
Share-based compensation(1)	42,029	9,120	119,552	31,598
Litigation costs(2)	—	—	—	827
Foreign currency losses (gains), net(3)	4,548	4,830	21,937	(34,483)
Transaction-related costs(4)	—	6,949	—	6,949
Product Procurement Adjustment(5)	—	2,656	—	14,476
Product recall(6)	—	2,531	1,122	10,612
2025 IEEPA tariff refund claims(7)	(109,574)	—	(109,574)	—
2025 tariff refunds payable to factory partners(7)	45,243	—	45,243	—
Adjusted EBITDA	$461,343	$316,534	$961,588	$740,256
Net sales	$1,976,427	$1,630,240	$5,154,709	$4,297,754
Adjusted EBITDA Margin	23.3%	19.4%	18.7%	17.2%

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

(6)Adjusted for the Adjusted EBITDA impact from a voluntary product recall that was recognized during the nine months ended September 30, 2026 and the three and nine months ended September 30, 2025.

(7)Represents refund claims for IEEPA duties expensed in 2025 and related amounts payable to factory partners. We allocated the refunds based on the period in which the underlying duties were expensed. We exclude the net benefit because it relates to a prior year and is not indicative of our ongoing operating performance. Refunds attributable to duties expensed in 2026 remain included in Adjusted EBITDA.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our revolving credit facility (“2023 Revolving Facility”). Our principal uses of cash have been funding working capital and operating expenses, including sales and marketing and employee compensation, investing in international expansion and new product development, repaying debt, and repurchasing our ordinary shares. As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents of $487.8 million and our available balance of $495.3 million under our 2023 Revolving Facility. Our cash and cash equivalents consist primarily of cash on deposits with banks.

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

Indebtedness

In July 2023, we entered into a credit agreement (“2023 Credit Agreement”), which provides for an $810.0 million term loan facility (the “2023 Term Loan”) and a $500.0 million 2023 Revolving Facility. As of September 30, 2026, we had $708.8 million debt outstanding under the 2023 Credit Agreement. See “Note 9 - Debt” to our unaudited condensed consolidated financial statements found within Part I, Item 1 in this Quarterly Report on Form 10-Q for further information regarding the 2023 Credit Agreement.

No amounts were outstanding on the 2023 Revolving Facility as of December 31, 2025 or September 30, 2026. As of September 30, 2026, $4.7 million of letters of credit were outstanding, resulting in an available balance of $495.3 million under the 2023 Revolving Facility.

The Company is required to meet certain financial covenants customary with this type of agreement, including, but not limited to, maintaining a maximum ratio of indebtedness and a minimum specified interest coverage ratio. As of September 30, 2026, the Company was in compliance with the covenants under the 2023 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Net cash provided by operating activities	$107,387	$47,076
Net cash used in investing activities	(137,155)	(96,039)
Net cash used in financing activities	(251,369)	(65,935)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026 of $107.4 million was primarily related to our net income of $589.6 million, adjusted for non-cash charges of $264.6 million and net cash outflows of $746.8 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $119.6 million, depreciation and amortization of $119.4 million and non-cash lease expenses of $16.9 million, offset by deferred income tax of $4.4 million. The main drivers of the net cash outflows derived from the changes in operating assets and liabilities were related to an increase in accounts receivable of $460.8 million, an increase in inventories of $436.2 million, an increase in prepaid expenses and other assets of $282.7 million, and a decrease in operating lease liabilities of $14.6 million, partially offset by an increase in accounts payable of $266.1 million, an increase in accrued expenses and other liabilities of $165.1 million, and an increase in tax payable of $16.3 million. The increases in inventories and accounts payable primarily reflect inventory purchases in advance of the peak holiday selling season in the fourth quarter.

Net cash provided by operating activities for the nine months ended September 30, 2025 of $47.1 million was primarily related to our net income of $446.2 million, adjusted for non-cash charges of $203.4 million and net cash outflows of $602.5 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $100.7 million, deferred income tax of $41.1 million, share-based compensation of $31.6 million, non-cash lease expenses of $15.1 million, provision for excess and obsolete inventory of $7.8 million, provision for credit losses of $3.5 million and other non-cash adjustments of $3.6 million. The main drivers of the net cash outflows derived from the changes in operating assets and liabilities were related to an increase in accounts receivable of $284.7 million, an increase in inventories of $238.9 million, an increase in prepaid expenses and other assets of $144.9 million and a decrease in operating lease liabilities of $10.0 million, partially offset by an increase in accounts payable of $37.9 million, an increase in accrued expenses and other liabilities of $30.7 million and an increase in tax payable of $7.4 million.

Investing Activities

Investing activities consist primarily of purchases of property and equipment and intangible assets.

Cash used in investing activities for the nine months ended September 30, 2026 of $137.2 million consisted of purchases of property and equipment of $124.7 million and purchases of intangible assets of $12.5 million.

Cash used in investing activities for the nine months ended September 30, 2025 of $96.0 million consisted of purchases of property and equipment of $84.9 million, purchases of intangible assets of $9.8 million and capitalized software development costs of $1.3 million.

Financing Activities

Financing activities consist primarily of debt repayments, repurchases of our ordinary shares, and payment of employee tax withholdings on vesting of equity awards.

Cash used in financing activities for the nine months ended September 30, 2026 of $251.4 million consisted of repurchases of ordinary shares of $169.7 million, payment of employee tax withholdings on vesting of equity awards of $66.9 million and principal payments on the 2023 Term Loan of $30.4 million, partially offset by proceeds from employee share purchase plan contributions of $15.6 million.

Cash used in financing activities for the nine months ended September 30, 2025 of $65.9 million consisted of payment of employee tax withholdings on vesting of equity awards of $50.4 million and principal payments on the 2023 Term Loan of $30.3 million, partially offset by proceeds from employee share purchase plan contributions of $14.8 million.

Share Repurchase Program

On February 11, 2026, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $750.0 million of our outstanding ordinary shares. During the nine months ended September 30, 2026, we repurchased 1,301,500 ordinary shares at an aggregate cost of $169.7 million, all of which were settled as of September 30, 2026. As of September 30, 2026, $580.3 million remained available for future repurchases under the share repurchase program. Please refer to “Note 11 - Shareholders’ Equity and Equity Incentive Plan” to our unaudited condensed consolidated financial statements found within Part I, Item 1 in this Quarterly Report on Form 10-Q for additional information regarding the share repurchase program.

Recent Accounting Pronouncements

Refer to the sections titled “Basis of Presentation” and “Recently Issued Accounting Pronouncements” in “Note 2 - Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements found within Part I, Item 1 in this Quarterly Report on Form 10-Q for more information.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an ongoing basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. There were no material changes to our critical accounting policies and estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to the section titled “Adoption of New Accounting Pronouncements” in “Note 2 - Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements found within Part I, Item 1 in this Quarterly Report on Form 10-Q for information regarding our adoption of ASU 2025-05. Refer to “Critical Accounting Policies and Estimates” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year 2025 for a complete list of our critical accounting policies and estimates.

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

During the nine months ended September 30, 2026 and 2025, average debt borrowings, excluding the impact of debt issuance costs, totaled $728.8 million and $817.1 million, respectively, with interest rates tied to the SOFR. A hypothetical 100 basis point fluctuation in interest rates would have increased or decreased interest expense on an annualized basis by $7.3 million and $8.2 million, based on average debt borrowings during the nine months ended September 30, 2026 and 2025, respectively.

Foreign Currency Exchange Risk

Our international net sales, cost of sales and operating expenses are denominated in multiple currencies, including British Pounds (“GBP”), Canadian Dollars (“CAD”), Chinese Yuan (“CNY”), and Euros (“EUR”). As such, we have exposure to adverse changes in exchange rates associated with the net sales and operating expenses of our foreign operations. Any fluctuations in other currencies will have minimal direct impact on our international net sales.

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

We previously utilized foreign currency forward contracts with financial institutions to protect against a portion of foreign exchange risks, mainly the exposure to changes in the exchange rate of the GBP against the U.S. Dollar that are associated with future cash flows denominated in GBP. These contracts did not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the related GBP denominated cash flows. All forward contracts expired during the year ended December 31, 2025. Accordingly, the Company had no derivative instruments outstanding as of September 30, 2026 or December 31, 2025. We may in the future enter into other derivative financial instruments if it is determined that such hedging activities are appropriate to further reduce our foreign currency exchange risk.

The estimated translation impact to our unaudited condensed consolidated financial statements of a hypothetical 1,000 basis points change in foreign currency exchange rates would amount to $6.2 million, $6.5 million, $22.2 million, and $11.0 million for the three months ended September 30, 2026 and 2025 and nine months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026 and 2025, and nine months ended September 30, 2026 and 2025, approximately 31.0%, 30.9%, 32.5%, and 30.3%, respectively, of our net sales and approximately 38.3%, 38.8%, 37.3%, and 37.3%, respectively, of our operating expenses were denominated in non-U.S. Dollar currencies.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

Under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2026.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosures due to the material weaknesses in internal control over financial reporting which, as previously disclosed in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, existed as of December 31, 2025 and continued to exist as of September 30, 2026.

Remediation Plan for Material Weaknesses

With the oversight of the Audit Committee of our Board of Directors, we have continued throughout fiscal year 2026 to take steps to remediate the material weaknesses previously disclosed in Part II, Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 by implementing changes to our internal control over financial reporting and will continue these remediation efforts throughout 2026. Our remediation efforts include the following completed and ongoing actions:

•Re-designing and implementing IT general controls related to financial accounting and reporting systems, including implementing robust monitoring controls as appropriate.

•Completed the development and implementation of a standard internal controls framework for System Development Life Cycle in the third quarter of 2026 for use across all IT applications.

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

Changes in internal control over financial reporting

Other than the remediation efforts described above, there have been no changes during the three months ended September 30, 2026, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any equity securities during the nine months ended September 30, 2026 that were not registered under the Securities Act.

The following table provides information regarding repurchases of our ordinary shares during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May be Purchased Under the Plans or Programs
				(in millions)
July 1, 2026 - July 31, 2026	45,838	$147.96	45,838	$623.5
August 1, 2026 - August 31, 2026	37,681	$191.06	37,681	$616.3
September 1, 2026 - September 30, 2026	209,613	$171.72	209,613	$580.3

(1)On February 11, 2026, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $750.0 million of the Company’s outstanding ordinary shares. Repurchases may be from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The share repurchase program has no expiration date and may be modified, suspended for periods or discontinued at any time and does not obligate the Company to repurchase any shares. The timing and total amount of share repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing share prices, and other considerations. During the three months ended September 30, 2026, the Company repurchased 293,132 shares at an aggregate cost of approximately $50.0 million under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 4, 2026, Mark Barrocas, our Chief Executive Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Barrocas’ Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 750,000 ordinary shares pursuant to the terms of the plan. Mr. Barrocas’ Rule 10b5-1 trading plan expires on December 8, 2027, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

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

SHARKNINJA, INC.

Date: November 4, 2026	By:	/s/ Mark Barrocas
Name: Mark Barrocas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Adam Quigley
Name: Adam Quigley
Title: Chief Financial Officer
(Principal Financial Officer)